Form 10-Q
period 2022-03-31
Denali Capital Acquisition Corp.
filed 2022-05-23
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41351
DENALI CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)		98-1659463 (I.R.S. Employer Identification No.)
437 Madison Avenue, 27th Floor New York, New York 10022 (Address of Principal Executive Offices, including zip code) (646) 978-5180 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	DECAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DECA DECAW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (v232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes
☒
No
☐

As of May 23, 2022, there were 8,760,000 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
MARCH 31, 2022

Assets:
Current assets:
Cash	$16,567
Total current assets	16,567

Deferred offering costs	425,315
Total Assets	$441,882
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$133,205
Due to related party	215,020
Note payable—related party	80,000
Total current liabilities	$428,225

Commitments and Contingencies

Stockholders’ Equity:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding (1)	216
Additional paid-in capital	24,784
Accumulated deficit	(11,343)
Total Stockholders’ Equity	$13,657
Total Liabilities and Stockholders’ Equity	$441,882

(1)
Includes an aggregate of up to 281,250 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).
 On May 2
3
, 2022, 93,750 ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

The accompanying notes are an integral part of these unaudited condensed

financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH MARCH 31, 2022

Formation and operating costs	$11,343

Net loss	$(11,343)

Weighted average shares outstanding, basic and diluted (1)	1,242,733
Basic and diluted net loss per share	$(0.01)

(1)
This number excludes up to 281,250 ordinary shares subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Notes 5 and 7).
 On May 2
3
, 2022, 93,750 ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

The accompanying notes are an integral part of these unaudited condensed
financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION)
THROUGH March 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 5, 2022 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	(11,343)	(11,343)
Balance as of March 31, 2022	2,156,250	$216	$24,784	$(11,343)	$13,657

(1)
Includes an aggregate of up to 281,250 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).
 On May 2
3
, 2022, 93,750 ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

The accompanying notes are an integral part of these unaudited condensed
financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH
March 31, 2022

Cash flows from operating activities:
Net loss	$(11,343)
Formation costs and operating costs paid by related party	11,343
Net cash used in operating activities	$-

Cash flows from financing activities:
Proceeds of Promissory Note - Related Party	$80,000
Payments of offering costs	(63,433)
Net cash provided by financing activities	$16,567

Net change in cash	$16,567
Cash at beginning of period	-
Cash at end of period	$16,567

Supplemental information for non-cash financing activities:
Deferred offering costs included in due to related party	$203,677
Deferred offering costs included in due to accrued liabilities	$133,205
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these unaudited condensed
financial statements.

DENALI CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED

CONDENSED
FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATION

Denali Capital Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on January 5, 2022. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from its initial public offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Denali Capital Global Investments LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO became effective on April 6, 2022. On April 11, 2022, the Company consummated the IPO of 8,250,000 units (including over-allotment of 750,000 units) (“Public Units”). Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”), and one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $82,500,000, which is described in Note 3. Simultaneously with the closing of the IPO, the Company consummated the private placement of 510,000 units (including over-allotment of 30,000 units) (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor generating gross proceeds of $510,000, which is described in Note 4.

Transaction costs amounted to $5,105,315, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriters’ fees and $567,815 of other offering costs, and was all charged to stockholders’ equity.

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO, including proceeds from the sale of the Private Placement Units, was deposited in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination (initially anticipated to be $10.20 per Public Unit, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”)) either prior to or upon consummation of an initial Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Business Combination. The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination).

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the Company’s Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering, if the Company extends the period of time to consummate a Business Combination) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof; and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their founder shares and Public Shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the
Securities Act of 1933, as amended, (the “Securities Act”)
. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $400,000 (see Note 5). As of March 31, 2022, the Company had $16,567 in its operating bank account and a working capital deficit of $411,658.

After the consummation of the IPO on April 11, 2022, the Company had $1,517,362 in its operating bank account and working capital of $1,209,603. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus, which contains the initial audited financial statements and notes thereto for the period from January 5, 2022 (inception) to February 7, 2022, as filed with the SEC on March 1, 2022, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of April 11, 2022, as filed with the SEC on April 15, 2022. The interim results for the period from January 5, 2022 (inception) to March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on April 11, 2022, offering costs associated with the Public Units were charged to stockholders’ equity. As of March 31, 2022, total deferred offering costs were $425,315, and upon the IPO on April 11, 2022 amounted to $5,105,315, all of which was allocated to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the 8,250,000 Public Warrants (Note 3) and 510,000 Private Placement Warrants (Note 4) as equity-classified instruments.

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 5, 2022 (inception) through March 31, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On April 11, 2022, the Company sold 8,250,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds of $82,500,000 (including 750,000 Public Units pursuant to the underwriters’ partial exercise of the over-allotment option) related to the IPO. Each Public Unit consists of one Public Share and one Public Warrant. Each Public Warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, and only whole warrants are exercisable.

The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 510,000 Private Placement Units (including 30,000 Private Placement Units pursuant to the underwriters’ partial exercise of the over-allotment option) at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,100,000, in a private placement. Each whole Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”) and one warrant (“Private Warrants”). Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Certain of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account.

If the Company does not complete a Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2022, the Sponsor acquired 2,156,250 of founder shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsor.

The founder shares are identical to the Class A ordinary shares included in the units being sold in the IPO, except that the founder Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination.

The Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of an initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all Public Shareholders having the right to exchange their Public Shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and the Company’s directors and executive officers with respect to any founder shares.

Promissory Note — Related Party

On February 3, 2022, the Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. As of March 31, 2022, there was $80,000 outstanding under the Promissory Note. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2022 or (2) the closing of the IPO. On April 12, 2022, the loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

Due to Related Party

The Sponsor paid certain formation, operating or offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from January 5, 2022 (inception) through March 31, 2022, the Sponsor paid $215,020 of formation, operating costs or offering costs on behalf of the Company. As of March 31, 2022, the amount due to the Sponsor was $215,020. Subsequently on April 12, 2022, the Company has paid the Sponsor $160,020.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not complete, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022, no Working Capital Loans were outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the founder shares, Private Placement Shares and Private Warrants, including any of those issued upon conversion of Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 6, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting

Agreement

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 750,000 Public Units on April 11, 2022.
 On May 2
3
, 2022, the underwriters decided not to exercise the over-allotment option on the remaining 375,000 Public Units.

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - STOCKHOLDER’S EQUITY

Preference shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares -
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were 2,156,250 Class B ordinary shares issued and outstanding.
 On May 2
3
, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

Prior to the Company’s initial Business Combination, only holders of founder shares will have the right to vote on the appointment of directors and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason. In addition, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of founder shares will have ten votes for every founder share and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants

All warrants (Public and Private) will become exercisable at $11.50 per share, subject to adjustment, on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Company is not registering the ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreedthat as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commerciallyreasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it willuse commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and tomaintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed; provided, that if the ordinary shares are at thetime of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashlessbasis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain ineffect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares underapplicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and

●
if, and only if, the last reported sale price of ordinary shares equals or exceeds $16.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average volume weighted average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 23, 2022, which was the date these financial statements were available for issuance, and determined that there were no significant unrecognized events through that date other than those noted below.

On April 6, 2022, the registration statement for the Company’s IPO was declared effective.

On April 11, 2022, the Company sold 8,250,000 Public Units at a purchase price of $10.00 per Public Unit generating gross proceeds of $82,500,000 (including 750,000 Public Units pursuant to the underwriters’ partial exercise of the over-allotment option) related to the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 510,000 Private Placement Units (including 30,000 Private Placement Units of pursuant to the partial exercise of the over-allotment option) at a purchase price of $10.00 per Private Placement Unit, generating total gross proceeds of $5,100,000.
 The total net proceeds received by the Company as part of the IPO was $84,150,000.

On April 12, 2022, the Company fully repaid the outstanding Promissory Note balance of $80,000. The Company also paid the Sponsor $160,020 against balance due to the Sponsor.

On May 2
3
, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Denali Capital Acquisition Corp.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Denali Capital Acquisition Corp.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on April 7, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 5, 2022 (inception) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of units (the “Private Placement Units”) in a private placement (the “Private Placement”) to the Company’s founder and sponsor, Denali Capital Global Investments LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 5, 2022 (inception) through March 31, 2022, we had a net loss of $11,343, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on April 11, 2022, we consummated the Initial Public Offering of 8,250,000 units (“Public Units”), inclusive of 750,000 Public Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option. Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”), and one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share.  The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $82,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 510,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,100,000.

Following the closing of the Initial Public Offering and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in a U.S.-based trust account maintained by Wilmington Trust, National Association, acting as trustee (the “Trust Account”), and we had $1,515,795.03 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. In connection with the Initial Public Offering, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the completion of the Initial Public Offering. If the Initial Public Offering proves to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2022, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 5, 2022 (inception) through March 31, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on April 7, 2022, except for the following:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act of 1940, as amended (including certain time limits to announce and consummate a business combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 3, 2022, the Sponsor acquired 2,156,250 Class B ordinary shares for an aggregate purchase price of $25,000. The issuance of such founder shares to the Sponsor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On April 11, 2022, we consummated the Initial Public Offering of 8,250,000 Public Units, inclusive of 750,000 Public Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $82,500,000. US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-263123). The registration statement became effective on April 6, 2022.

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 510,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $5,100,000.

The Private Placement Shares sold as part of the Private Placement Units are identical to the Public Shares sold as part of the Public Units in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $84,150,000, comprised of $80,850,000 of the proceeds from the Initial Public Offering, and $3,300,000 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Wilmington Trust, acting as trustee.

We paid a total of $1,650,000 in underwriting discounts and commissions and $567,815 for other costs and expenses related to the Initial Public Offering, including the Public Units issued pursuant to the partial exercise of the underwriters’ over-allotment option.

For a description of the use of the proceeds generated in our Initial Public Offering and the Private Placement, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1*
Underwriting Agreement, dated April 6, 2022, among the Company and US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

3.1*
Amended and Restated Memorandum and Articles of Association, dated April 6, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

4.1*
Warrant Agreement, dated April 6, 2022, between Denali Capital Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

10.1*
Investment Management Trust Agreement, dated April 6, 2022, between Denali Capital Acquisition Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

10.2*
Registration and Shareholder Rights Agreement, dated April 6, 2022, among Denali Capital Acquisition Corp., Denali Capital Global Investments LLC and certain security holders named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

10.3*
Private Placement Units Purchase Agreement, dated April 6, 2022, between Denali Capital Acquisition Corp. and Denali Capital Global Investments LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

10.4*
Form of Indemnity Agreement, dated April 6, 2022, between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41351)).

10.5*
Letter Agreement, dated April 6, 2022, among Denali Capital Acquisition Corp., Denali Capital Global Investments LLC and certain security holders named therein (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 12, 2022 (Filed No. 001-41351)).

31.1**
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed or furnished herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENALI CAPITAL ACQUISITION CORP.

Date: May 23, 2022

	By:	/s/ Lei Huang

	By:	/s/ You “Patrick” Sun

