Form 10-Q
period 2022-06-30
Denali Capital Acquisition Corp.
filed 2022-08-12
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
(646) 978-5180|
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	DECAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DECA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DECAW	The Nasdaq Stock Market LLC

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes
☒
 No
☐

As of August 12, 2022, there were 8,760,000 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022
TABLE OF CONTENTS

Some of the statements contained in this report on Form 10‑Q (the “Quarterly Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10‑Q may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report on Form 10‑Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
AS OF June 30, 2022
ASSETS
Current Assets:
Cash	$1,108,697
Prepaid expenses	150,982
Total Current Assets	1,259,679
Prepaid expenses – non-current	2,788
Cash and Equivalents held in Trust Account	84,264,831
Total Assets	$85,527,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and accrued expenses	$82,303
Due to related party	80,000
Total Current Liabilities	$162,303
Deferred Underwriter Compensation	2,887,500
Total Liabilities	$3,049,803

Commitments and contingencies
Class A Common Stock subject to possible redemption 8,250,000 shares at $10.20 per share	84,150,000

Stockholders’ Deficit:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 8,250,000 shares subject to possible redemption)	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206
Additional paid-in capital	—
Accumulated deficit	$(1,672,762)
Total Stockholders’ Deficit	$(1,672,505)
T otal Liabilities and Stockholders’ Deficit	$85,527,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH JUNE 30, 2022
	Three months ended June 30, 2022	From January 5, 2022 (inception) through June 30, 2022

Formation and operating costs	$145,678	$157,021
Other (Income)/expenses
Income on trust account	(114,831)	(114,831)
Net Loss	$(30,847)	$(42,190)

Weighted average shares outstanding of redeemable common stock	7,343,407	3,775,424
Basic and diluted net income per share, common stock	$0.55	$1.41
Weighted average shares outstanding of non-redeemable common stock	2,495,852	1,886,992
Basic and diluted net loss per share, non-redeemable common stock	$(1.64)	$(2.85)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH JUNE 30, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(11,343)	(11,343)
Balance as of March 31, 2022	—	$—	2,156,250	$216	$24,784	$(11,343)	$13,567

Proceeds from sale of public units	7,500,000	$750	—	$—	$74,999,250	$—	$75,000,000
Proceeds from sale of public units-overallotment	750,000	75	—	—	7,499,925	—	7,500,000
Proceeds from sale of private placement units	480,000	48	—	—	4,799,952	—	4,800,000
Proceeds from sale of private placement units -overallotment	30,000	3	—	—	299,997	—	300,000
Deferred underwriting fees payable @3.5% of gross proceeds	—	—	—	—	(2,887,500)	—	(2,887,500)
Underwriters Discount @2% of gross proceeds	—	—	—	—	(1,650,000)	—	(1,650,000)
Other deferred offering costs	—	—	—	—	(567,815)	—	(567,815)
Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid-in capital	(8,250,000)	(825)	—	—	(72,525,774)	—	(72,526,599)
Allocation of offering costs to Class A ordinary shares subject to possible redemption	—	—	—	—	4,488,135	—	4,488,135
Remeasurement adjustment on class A ordinary shares subject to possible redemption	—	—	—	—	(14,480,964)	(1,630,752)	(16,111,536)
Forfeiture of Class B ordinary shares	—	—	(93,750)	(10)	10	—	—
Net loss	—	—	—	—	—	(30,847)	(30,847)

Balance as of June 30, 2022	510,000	$51	2,062,500	$206	$—	$(1,672,762)	$(1,672,505)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH JUNE 30, 2022

Cash flows from operating activities:
Net loss	$(42,190)
Formation costs paid by related party	11,343
Income on trust account	(114,831)
Changes in current assets and liabilities:
Prepaid expenses	(153,770)
Accounts payable and accrued expenses	80,803
Net cash used in operating activities	$(218,645)

Cash flows from investing activities:
Investment held in trust account	(84,150,000)

Net cash used in investing activities	$(84,150,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	80,000
Payment of promissory note to related party	(80,000)
Proceeds from related party	25,000
Payment to related party	(160,020)
Proceeds from issuance of private placement units	5,100,000
Proceeds from issuance of public units through public offering	82,500,000
Payment of offering costs	(337,638)
Payment of deferred underwriter's discount	(1,650,000)

Net cash provided by financing activities	85,477,342

Net change in cash	1,108,697
Cash at beginning of period	—
Cash at end of period	$1,108,697

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in due to accrued liabilities	$1,500
Deferred offering costs charged to additional paid-in capital	$567,815
Deferred offering cost settled through related party	$203,677
Allocation of offering costs to Class A ordinary shares subject to redemption	$4,488,135
Reclassification of Class A ordinary shares subject to redemption	$72,526,599
Remeasurement adjustment on class A ordinary shares subject to possible redemption	$16,111,536
Deferred underwriter's fee charged to additional paid-in capital	$2,887,500
Forfeiture of Class B ordinary shares	$10

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Denali Capital Global Investments LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

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

Transaction costs amounted to $5,105,315, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriters’ fees and $567,815 of other offering costs, and w ere
all charged to stockholders’ equity.

Trust Account

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

Business Combination

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination (initially anticipated to be $10.20 per Public Unit, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The founder shares are designated as Class B ordinary shares (the “Founder Shares”) and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the Founder Shares may remove a member of the board of directors for any reason, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares  if the Company has not consummated an initial Business Combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering, if the Company extends the period of time to consummate a Business Combination) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the Founder Shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof
,
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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $1,108,697 and working capital of $1,097,376. The Company’s liquidity needs prior to the consummation of the IPO was satisfied through a payment from the Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $400,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus, which contains the initial audited financial statements and notes thereto for the period from January 5, 2022 (inception) to February 7, 2022, as filed with the SEC on March 1, 2022, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of April 11, 2022, as filed with the SEC on April 15, 2022. The interim results for the period from January 5, 2022 (inception) to June 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on June 30, 2022.

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in interest earned on interest earned on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs were $5,105,315 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and we
re charged to stockholders’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. The Company allocates offering costs between the Public Shares and Public Warrants (as defined below in Note 3) based on the relative fair values of the Public Shares and Public Warrants. Accordingly, $4,488,135 was allocated to the Public Shares and charged to temporary equity, and $617,180 was allocated to Public Warrants and charged to stockholders’ equity/(deficit).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the 8,250,000 Public Warrants (as defined in Note 3) and 510,000 Private Warrants (as defined in Note 4) as equity-classified instruments.

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance
FASB ASC Topic 480 "Distinguishing Liabilities from Equity"
Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

As of June 30, 2022, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	82,500,000
Less:

Proceeds allocated to Public Warrants	(9,973,401)
Allocation of offering costs related to redeemable shares	(4,488,135)

Plus:
Accretion of carrying value to redemption value	16,111,536
Ordinary shares subject to possible redemption	84,150,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Net Income/(Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 93,750
Class B ordinary shares that were forfeited due to the  underwriters’ partial exercise of the over-allotment option
.
Any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income
(loss) per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three months ended June 30, 2022	From January 5, 2022 (inception) through June 30, 2022
Net loss	$(30,847)	$(42,190)
Accretion of temporary equity into redemption value	(16,111,536)	(16,111,536)
Net loss including accretion of equity into redemption value	$(16,142,383)	$(16,153,726)
	Three month ended June 30, 2022		From January 5, 2022 (inception) through June 30, 2022
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(12,047,664)	(4,094,719)	(10,770,521)	(5,383,205)
Accretion of temporary equity to redemption value	16,111,536	-	16,111,536	-
Allocation of net income/(loss)	4,063,872	(4,094,719)	5,341,015	(5,383,205)

Denominators:
Weighted-average shares outstanding	7,343,407	2,495,852	3,775,424	1,886,992
Basic and diluted net income/(loss) per share	0.55	(1.64)	1.41	(2.85)

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 5, 2022 (inception) through June 30, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation (see Note 7).

NOTE 4 – PRIVATE PLACEMENT

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2022, the Sponsor acquired 2,156,250 of Founder Shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsor. On May 23, 2022, 93,750 Founder Shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units (see Note 6).

The Founder Shares are identical to the Class A ordinary shares included in the units being sold in the IPO, except that the Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination.

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
As of April 11, 2022, there were $80,000 outstanding under the Promissory Note. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2022 or (2) the closing of the IPO. On April 12, 2022, the loan has been repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

Due to Related Party

The Sponsor paid certain formation, operating or offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from January 5, 2022 (inception) through March 31, 2022, the Sponsor paid $
215,020
of formation, operating costs or offering costs on behalf of the Company. On April 12, 2022, the Company had paid the Sponsor $160,020 and on April 14, 2022, company received $
25,000
from Sponsor. As of June 30, 2022, there were $
80,000
outstanding due to related party. Subsequently on July 19, 2022, the company has fully paid $
80,000
to the related party.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022, no Working Capital Loans were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Underwriting

Agreement

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 750,000 Public Units on April 11, 2022. On May 23, 2022, the underwriters decided not to exercise the over-allotment option on the remaining 375,000 Public Units.

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

NOTE 7 – STOCKHOLDER’S DEFICIT

Preference shares
– The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares –
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, there were 510,000  Class A ordinary shares issued and outstanding, excluding 8,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares
– The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share.
As of June 30, 2022, there were 2,062,500 Class B ordinary shares issued and outstanding.

On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

Prior to the Company’s initial Business Combination, only holders of Founder Shares will have the right to vote on the appointment of directors and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason. In addition, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of Founder Shares will have ten votes for every
F
ounder
S
hare and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder.

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

The Company is not registering the ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed; provided, that if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	84,264,831	84,264,831	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2022, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

Item 2
. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to “we,” “us” or the “Company” refer to Denali Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Denali Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 5, 2022 (inception) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of units (the “Private Placement Units”) in a private placement (the “Private Placement”) to the Company’s founder and sponsor, Denali Capital Global Investments LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $30,847, which consists of loss of $145,678 derived from formation and operating costs offset by interest earned on investment held in the Trust Account of $114,831.

For the period from January 5, 2022 (inception) through June 30, 2022, we had a net loss of $42,190, which consists of loss of $157,021 derived from formation and operating costs offset by interest earned on investment held in trust account of $114,831.

For the period from January 5, 2022 (inception) through June 30, 2022, we had an increase in cash flows of $1,108,967 resulting from net cash used in operating activities of $218,645, net cash used in investing activities of $84,150,000 and net cash provided by financing activities of $85,477,342.

Cash Flows from Operating Activities
- For the period from January 5, 2022 (inception) through June 30, 2022, net cash used in operations was $218,645 primarily due to a net loss of $42,190 for the period and the changes in current assets and liabilities of $72,967, primarily due to prepaid expenses of $153,770 and accounts payable and accrued expenses of $80,803. In addition, net cash used in operating activities includes adjustments to reconcile net income from formation costs paid by related party of $11,343 and income on trust account of $114,831.

Cash Flows from Investing Activities
- For the period from January 5, 2022 (inception) through June 30, 2022, net cash used in investing activities was $84,150,000 primarily due to investment held in trust account of $84,150,000.

Cash Flows from Financing Activities
- For the period from January 5, 2022 (inception) through June 30, 2022, net cash provided by financing activities was $85,477,342 primarily due to a proceeds from issuance of promissory note to related party of $80,000, proceeds from related party of $25,000, proceeds from issuance of private placement units of $5,100,000, proceeds from issuance of public units through public offering of $82,500,000, payment of promissory note to related party of $80,000, payment to related party of $160,020, payment of offering costs of $337,638 and payment of underwriter's discount of $1,650,000

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO was satisfied through a payment from the Sponsor and the loan under an unsecured promissory note from the Sponsor of up to $400,000.

On April 11, 2022, we consummated the IPO of 8,250,000 units (“Public Units”), inclusive of 750,000 Public Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option. Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”), and one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $82,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 510,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,100,000.

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in a U.S.-based trust account maintained by Wilmington Trust, National Association, acting as trustee (the “Trust Account”), and we had $1,515,795.03 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. Deferred offering costs consist of legal, accounting, and underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO.

As of June 30, 2022, we had marketable securities held in the Trust Account of $84,264,831. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2022, the Company had cash of $1,108,697 and working capital of $1,097,376. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with US  GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Other Contractual Obligations

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

Underwriting

Agreement

We granted the underwriters a 45-day option from the date of IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 750,000 Public Units on April 11, 2022. On May 23, 2022, the underwriters decided not to exercise the remaining 375,000 Public Units of the over-allotment.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on June 30, 2022.

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

Offering costs consist principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. The Company allocates offering costs between the Public Shares and Public Warrants based on the relative fair values of the Public Shares and Public Warrants at the date of issuance.

Net Income/(Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of
93,750 Class B ordinary shares that were forfeited due to the  underwriters’ partial exercise of the over-allotment option
.
Any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted profit (loss) per ordinary share is the same as basic earnings per ordinary share for the periods presented.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 5, 2022 (inception) through June 30, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on April 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on April 7, 2022, except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2022, the Sponsor acquired 2,156,250 founder Class B ordinary shares for an aggregate purchase price of $25,000. The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 510,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $5,100,000.

The Private Placement Shares sold as part of the Private Placement Units are identical to the Public Shares sold as part of the Public Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $84,150,000, comprised of $80,850,000 of the proceeds from the IPO, and $3,300,000 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Wilmington Trust, acting as trustee.

For a description of the use of the proceeds generated in the Private Placement, see Part I, Item 2 of this Form 10‑Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

No.	Description of Exhibit
31.1**
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Part III. Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
	By:	/s/ You “Patrick” Sun

