Form 10-Q
period 2022-09-30
Denali Capital Acquisition Corp.
filed 2022-11-16
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes
☒
No
☐

As of November 1
5
, 2022, there were 8,760,000 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic or due to the
military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022
;

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

The forward-looking statements contained in this Quarterly Report on Form 10‑Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 2022, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the
Securities and Exchange Commission on August 12, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

P
A
rt I.
FINANCIAL INFORMATION

I
tem 1.

FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2022

ASSETS
Current Assets:
Cash	$985,578
Prepaid expenses	132,427
Total Current Assets	1,118,005
Cash and Equivalents held in Trust Account	84,645,261
Total Assets	$85,763,266

LIABILITIES , TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and accrued expenses	$90,803
Total Current Liabilities	90,803
Deferred Underwriter Compensation	2,887,500
Total Liabilities	2,978,303

Commitments and contingencies
Class A ordinary shares subject to possible redemption ; 8,250,000 shares at $10.20 per share	84,645,261

Shareholders’ Deficit:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 8,250,000 shares subject to possible redemption)	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206
Additional paid-in capital	—
Accumulated deficit	(1,860,555)
Total Shareholders’ Deficit	(1,860,298)
T otal Liabilities, Temporary Equity and Shareholders’ Deficit	$85,763,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

D
E
NALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Three months ended September 30, 2022	From January 5, 2022 (inception) through September 30, 2022

Formation and operating costs	$72,961	$229,983
Other (Income)/expenses
Income on Trust Account	(380,429)	(495,261)
Net Income	$(307,468)	$(265,278)

Weighted average shares outstanding of redeemable ordinary shares	8,250,000	5,305,762
Basic and diluted net income per share, ordinary shares	$0.04	$0.93
Weighted average shares outstanding of non-redeemable ordinary shares	2,572,500	2,121,441
Basic and diluted net (loss) per share, non-redeemable ordinary shares	$(0.01)	$(2.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

D
E
NALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN
SHAREHOLDERS’
EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(11,343)	(11,343)
Balance as of March 31, 2022	—	$—	2,156,250	$216	$24,784	$(11,343)	$13,657

Proceeds from sale of public units	7,500,000	$750	—	$—	$74,999,250	$—	$75,000,000
Proceeds from sale of public units-over - allotment	750,000	75	—	—	7,499,925	—	7,500,000
Proceeds from sale of private placement units	480,000	48	—	—	4,799,952	—	4,800,000
Proceeds from sale of private placement units -over - allotment	30,000	3	—	—	299,997	—	300,000
Deferred underwriting fees payable @3.5% of gross proceeds	—	—	—	—	(2,887,500)	—	(2,887,500)
Underwriters Discount @2% of gross proceeds	—	—	—	—	(1,650,000)	—	(1,650,000)
Other deferred offering costs	—	—	—	—	(567,815)	—	(567,815)
Reclassification and i nitial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid-in capital	(8,250,000)	(825)	—	—	(72,525,774)	—	(72,526,599)
Allocation of offering costs to Class A ordinary shares subject to possible redemption	—	—	—	—	4,488,135	—	4,488,135
Remeasurement adjustment on class A ordinary shares subject to possible redemption	—	—	—	—	(14,480,964)	(1,630,752)	(16,111,536)
Forfeiture of Class B ordinary shares	—	—	(93,750)	(10)	10	—	—
Net loss	—	—	—	—	—	(30,847)	(30,847)

Balance as of June 30, 2022	510,000	$51	2,062,500	$206	$—	$(1,672,762)	$(1,672,505)
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned on trust account)	—	—	—	—	—	(495,261)	(495,261)
Net income	—	—	—	—	—	307,468	307,468

Balance as of September 30, 2022	510,000	$51	2,062,500	$206	$—	$(1,860,555)	$(1,860,298)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

Cash flows from operating activities:
Net income	$265,278
Formation costs paid by related party	11,343
Income on Trust Account	(495,261)
Changes in current assets and liabilities:
Prepaid expenses	(132,427)
Accounts payable and accrued expenses	90,803
Net cash used in operating activities	(260,264)

Cash flows from investing activities:
Investment held in Trust Account	(84,150,000)
Net cash used in investing activities	(84,150,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	80,000
Payment of promissory note to related party	(80,000)
Proceeds from related party	25,000
Payment to related party	(240,020)
Proceeds from issuance of private placement units , including over-allotment	5,100,000
Proceeds from issuance of public units through public offering , including over-allotment	82,500,000
Payment of offering costs	(339,138)
Payment of deferred underwriter's discount	(1,650,000)
Net cash provided by financing activities	85,395,842

Net change in cash	985,578
Cash at beginning of period	—
Cash at end of period	$985,578

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs charged to additional paid-in capital	$567,815
Deferred offering cost settled through related party	$203,677
Allocation of offering costs to Class A ordinary shares subject to redemption	$4,488,135
Reclassification of Class A ordinary shares subject to redemption	$72,526,599
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned on trust account)	$495,261
Deferred underwriter's fee charged to additional paid-in capital	$2,887,500
Forfeiture of Class B ordinary shares	$10

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATION

Denali Capital Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on January 5, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Denali Capital Global Investments LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO became effective on April 6, 2022. On April 11, 2022, the Company consummated the IPO of 8,250,000 units (including over-allotment of 750,000 units) (“Public Units”). Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”), and one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $82,500,000, which is described in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 510,000 units (including over-allotment of 30,000 units) (the “Private Placement Units”) to the Sponsor at a price of  $10.00 per Private Placement Unit in a private placement generating gross proceeds of $5,100,000, which is described in Note 4. Transaction costs amounted to $5,105,315, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriters’ fees and $567,815 of other offering costs, and were all initially
charged to
shareholders’
equity.

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO, including proceeds from the sale of the Private Placement Units, was deposited in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The founder shares are designated as Class B ordinary shares (the “Founder Shares”) and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the Founder Shares may remove a member of the board of directors of the Company

for any reason, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the Founder Shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the Founder Shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

Liquidity, Capital Resources and Going Concern Consideration

T
he Company’s liquidity needs prior to the consummation of the
I
PO
 had been satisfied through a payment from the Sponsor of
$25,000
(see Note 5) for the Founder Shares and the loan under an unsecured promissory note
(the “Promissory Note”)

from the Sponsor of up to
$400,000
(see Note 5) which was fully repaid on December 31, 2021. Subsequent to the consummation of the
IPO
, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the
IPO
and the
sale of Private Placement Units in a private placement to the Sponsor, held outside of the Trust Account. As of September 30, 2022, the Company had cash of
$985,578
and working capital of $1,027,202.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans
, as defined below
(see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this Quarterly Report
. Over this time period, the Company will
use funds in the Trust Account
to pay

existing accounts payable,
identify and evaluate
prospective initial Business Combination candidates,
perform
due diligence on prospective target businesses,
pay
for travel expenditures

in connection with the identification and evaluation of prospective target businesses
,
select
the target business
with which to effectuate an initial Business Combination
, and
structure, negotiate and consummate
the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with
FASB ASC

205-40, Presentation of Financial Statements – Going Concern,  management has determined that the date for mandatory liquidation and dissolution, and the Company’s liquidity situation as discussed above, raises substantial doubt about the Company’s ability to continue as a going concern through April 6, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)
for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Act
. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus, which contains the initial audited financial statements and notes thereto for the period from January 5, 2022 (inception) to February 7, 2022, as filed with the SEC on March 1, 2022, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of April 11, 2022, as filed with the SEC on April 15, 2022. The interim results for the period from January 5, 2022 (inception) to September 30, 2022 are
 not necessarily indicative of the results to be expected for the fiscal year

ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on September 30, 2022.
9

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities and interest earned on investments held in the Trust Account are included in income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs were $5,105,315 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were initially
charged to
shareh
o
lder
s’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering
.
” The Company allocates offering costs between the Public Shares and Public Warrants (as defined below in Note 3) based on the relative fair values of the Public Shares and Public Warrants. Accordingly, $4,488,135 was allocated to the Public Shares and charged to temporary equity, and $617,180 was allocated to Public Warrants and charged to shareholders’
equity/(deficit).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The over
-
allotment liabilities during the period from January 5, 2022 to September 30, 2022 are not material to these financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company account
s
for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’
equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are
subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’

equity section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid
-
in capital or accumulated deficit if additional paid
-
in capital equals to zero.

As of September 30, 2022, the ordinary shares reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$82,500,000
Less:

Proceeds allocated to Public Warrants	(9,973,401)
Allocation of offering costs related to redeemable shares	(4,488,135)
Plus:
Initial measurement of carrying value to redemption value	16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (interest earned on Trust Account)	495,261
Ordinary shares subject to possible redemption	84,645,261

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Net Income/(Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 93,750 Founder Shares that were forfeited due to the underwriters’ partial exercise of the over-allotment option. Any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.
 Warrants issued are contingently exercisable (i.e.,
on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). For
Earnings Per Share (“EPS”)
purposes, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved.
As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statement
s
of operations is based on the following:

	Three months ended September 30, 2022	From January 5, 2022 (inception) through September 30, 2022
Net income	$307,468	$265,278
Interest earned on investment held in Trust Account	(380,429)	(495,261)
Accretion of temporary equity into redemption value	-	(16,111,536)
Net loss including accretion of equity into redemption value	$(72,961)	$(16,341,519)

	Three month s ended September 30, 2022		From January 5, 2022 (inception) through September 30, 2022
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(55,618)	$(17,343)	$(11,673,872)	$(4,667,647)
Interest earned on investment held in Trust Account	380,429	-	495,261	-
Accretion of temporary equity to redemption value	-	-	16,111,536	-
Allocation of net income/(loss)	$324,811	$(17,343)	$4,932,925	$(4,667,647)

Denominators:
Weighted-average shares outstanding	8,250,000	2,572,500	5,305,762	2,121,441
Basic and diluted net income/(loss) per share	0.04	(0.01)	0.93	(2.20)

Income Taxes

The Company accounts for income taxes under FASB ASC 740
,
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 5, 2022 (inception) through September 30, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

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
12

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2022, the Sponsor acquired 2,156,250 Founder Shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsor. On May 23, 2022, 93,750 Founder Shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units (see Note 6).

The Founder Shares are identical to the Class A ordinary shares included in the units sold in the IPO, except that the Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination.

Also,
the
S
ponsor and each member of
the
management team have entered into an agreement with
the Company
, pursuant to which they have agreed to waive their redemption rights with respect to any
F
ounder
S
hares and
P
ublic
S
hares held by them.

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

Promissory Note - Related Party

On February 3, 2022, the Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. As of April 11, 2022, there was $80,000 outstanding under the Promissory Note. This loan was non-interest bearing, unsecured and due at the earlier of (i) September 30, 2022 or (ii) the closing of the IPO. On April 12, 2022, the loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

Due to Related Party

The Sponsor paid certain formation, operating or offering costs on behalf of the Company. These amounts are due on demand and are non-interest bearing. During the period from January 5, 2022 (inception) through March 31, 2022, the Sponsor paid $215,020 of formation, operating costs and offering costs on behalf of the Company. On April 12, 2022, the Company paid the Sponsor $160,020 and on April 14, 2022, the Company received
$25,000 from the Sponsor. Subsequently on July 19, 2022, the Company fully paid $80,000 to the related party. As of September 30, 2022, there were no amounts outstanding due to related party.
13

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that a Business Combination does not complete, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of
$10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, no Working Capital Loans were outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares and Private Warrants, including any of those issued upon conversion of Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 6, 2022. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 750,000 Public Units on April 11, 2022. On May 23, 2022, the underwriters decided not to exercise the over-allotment option on the remaining 375,000 Public Units within the 45-day period.

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate
, which is included in the accompanying condensed balance sheet.
The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 -
SHAREHOLDERS’
DEFICIT

Preference shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares -
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, there were 510,000 Class A ordinary shares issued and outstanding, excluding 8,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

Prior to the Company’s initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors of the Company

for any reason. In addition, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of Founder Shares will have ten votes for every Founder Share and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the Company’s initial shareholders
will be able to approve any such proposal without the vote of any other shareholder.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as- converted basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants

All warrants (Public Warrants and Private Warrants
) will become exercisable at $11.50 per share, subject to adjustment, on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors of the Company

and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value or the Newly Issued Price and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value or the Newly Issued Price.

The Company is not registering the ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed; provided, that if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and
•
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

NOTE 8 - FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$84,645,261	84,645,261	-	-

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2022, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to “we,” “us” or the “Company” refer to Denali Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Denali Capital
Global Investment LLC
. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022
, and in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022
. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview
We are a blank check company incorporated in the Cayman Islands on January 5, 2022 (inception) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (“IPO”) and the sale of units (the “Private Placement Units”) in a private placement (the “Private Placement”) to the Company’s founder and sponsor, Denali Capital Global Investments LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through September 30, 2022 were organizational activities and those necessary to prepare for and complete the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net income of $307,468, which consists of interest earned on investment held in the Trust Account, as defined below, of $380,429 partially offset by $72,961 of formation and operating costs.

For the period from January 5, 2022 (inception) through September 30, 2022, we had net income of $265,278, which consists of interest earned on investment held in the Trust Account of $495,261 partially offset by $229,983 of formation and operating costs.

For the period from January 5, 2022 (inception) through September 30, 2022, we had an increase in cash flows of $985,578 resulting from net cash used in operating activities of $260,264, net cash used in investing activities of $84,150,000 and net cash provided by financing activities of $85,395,842.

Cash Flows from Operating Activities
- For the period from January 5, 2022 (inception) through September 30, 2022, net cash used in operations was
$260,264 primarily due to net income of $265,278 for the period and the changes in current assets and liabilities of $(41,624), prepaid expenses of  $(132,427) and accounts payable and accrued expenses of $90,803. In addition, net cash used in operating activities includes adjustments to reconcile net income from formation costs paid by related party of $11,343 and income on Trust Account of $495,261.

Cash Flows from Investing Activities
- For the period from January 5, 2022 (inception) through September 30, 2022, net cash used in investing activities was $84,150,000 due to investment held in Trust Account.

Cash Flows from Financing Activities
- For the period from January 5, 2022 (inception) through September 30, 2022, net cash provided by financing activities was $85,395,842 primarily due to proceeds from issuance of promissory note to related party of $80,000, proceeds from related party of
$25,000, proceeds from issuance of private placement units of $5,100,000, proceeds from issuance of public units through public offering of
$82,500,000, payment of promissory note to related party of $80,000, payment to related party of $240,020, payment of offering costs of $339,138 and payment of underwriter’s discount of $1,650,000.

Liquidity and Capital Resources
Our liquidity needs prior to the consummation of the IPO were satisfied through a payment from the Sponsor and the loan under an unsecured promissory note from the Sponsor of up to $400,000.
On April 11, 2022, we consummated the IPO of 8,250,000 units (“Public Units”), inclusive of 750,000 Public Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option. Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”), and one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $82,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 510,000 Private Placement Units, inclusive of 30,000 Private Placement Units sold to the Sponsor pursuant to the underwriters’ election to partially exercise their over-allotment option. Each whole Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”) and one warrant (“Private Warrants”), each whole Private Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The Private Placement Units were sold at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,100,000.
Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in a U.S.-based trust account maintained by Wilmington Trust, National Association, acting as trustee (the “Trust Account”), and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs.
Deferred offering costs consist of legal, accounting, and underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO.

As of September 30, 2022, we had marketable securities held in the Trust Account of $84,645,261. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside of the Trust Account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.
As of September 30, 2022, we had cash of $985,578 and working capital of $1,027,202. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us funds as may be required (the “Working Capital Loans”). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing.
These factors, among others, raise substantial doubt about our ability to continue as a going concern.
Over this time period, the Company will use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures in connection with the identification and evaluation of prospective target businesses, select the target business with which to effectuate an initial Business Combination, and structure, negotiate and consummate the Business Combination. In case the Company is unable to consummate the initial Business Combination by April 6, 2023, it will seek to extend the combination period up to 18 months from the date of the IPO by resolution of the board of directors of the Company. In order to extend the time available for the Company to consummate an initial Business Combination for an additional three months, the Sponsor or its affiliates or designees must deposit into the Trust Account $825,000, (or $0.1 per share) or up to an aggregate of $1,500,000, or ($0.20) per share, on or prior to the date of the deadline. The Company will issue a press release announcing each extension at least three days prior to the deadline. In addition, it will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. The Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our initial Business Combination, but the Sponsor will not be obligated to extend such time. In addition to the foregoing arrangements, the Company may extend the period of time to consummate an initial Business Combination by a shareholder vote to amend our amended and restated memorandum and articles of association (“Shareholder Extension Period”).

I
f our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Other Contractual Obligations

Registration Rights
The holders of our Class B ordinary shares initially issued to our Sponsor in a private placement prior to the IPO (the “Founder Shares”), Private Placement Shares and Private Warrants, including any of those issued upon conversion of Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 6, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

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

Critical Accounting Policies

Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income/(Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 93,750 Founder Shares that were forfeited due to the underwriters’ partial exercise of the over-allotment option. Any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). For Earnings Per Share (“EPS”) purposes, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted profit (loss) per ordinary share is the same as basic earnings per ordinary share for the periods presented.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS.
None.

Item 1A.

RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on April 7, 2022, and in other filings with the SEC as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our IPO filed with the SEC on April 7, 2022, and (ii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 12, 2022. except for the following:

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, investments and results of operations, and our ability to negotiate and complete our initial Business Combination.
We are subject to laws and regulations, and interpretations and applications of such laws and regulations enacted by national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we will be required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations
and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations, and our ability to negotiate and complete an initial business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations, and our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act of 1940, as amended (including certain time limits to announce and consummate a business combination) (the “Investment Company Act”). These proposed rules, if adopted, whether in the form proposed or in revised form, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The current economic downturn may lead to increased difficulty in completing our initial business combination.
Our ability to consummate our initial Business Combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:
●	falling overall demand for goods and services, leading to reduced profitability;

●	reduced credit availability;

●	higher borrowing costs;

●	reduced liquidity;

●	volatility in credit, equity and foreign exchange markets; and

●	bankruptcies.
These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial Business Combination, as well as leading to an increase in the number of Public Shareholders exercising redemption rights in connection therewith.

Recent volatility in capital markets may affect our ability to obtain financing for our initial Business Combination through sales of ordinary shares or issuance of indebtedness.
With uncertainty in the capital markets and other factors, financing for our initial Business Combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial Business Combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its IPO registration statement. A company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO registration statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO registration statement.
If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.
The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 12-month anniversary of the effective date of the Registration Statement, instruct Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such movement of funds, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 12-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 12-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date the financial statements included elsewhere in this Quarterly Report were issued. In case the Company is unable to consummate the initial Business Combination by April 6, 2023, it will seek to extend the combination period up to 18 months from the date of the IPO.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On February 3, 2022, the Sponsor acquired 2,156,250 Founder Shares for an aggregate purchase price of $25,000. The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Filed herein.
***	Furnished herein.
Part III.
SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 15, 2022	DENALI CAPITAL ACQUISITION CORP.
	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)
28