Form 10-K
period 2022-12-31
Denali Capital Acquisition Corp.
filed 2023-03-17
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
or

☐
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to ____.

Commission File Number: 001-41351

Denali Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98- 1659463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

437 Madison Avenue, 27th Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 978-5180
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	DECAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DECA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DECAW	The Nasdaq Stock Market LLC

Securities registered
 pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes
☐
        No
☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes
☐
        No
☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes
☒
         No
☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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
☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes
☒
       No
☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $86,899,200.

The registrant’s units commenced public trading on the Nasdaq Stock Market LLC on April 7, 2022, and its Class A ordinary shares and warrants commenced separate public trading on the
Nasdaq Stock Market LLC
on May 31, 2022.

As of
March
17
,
2023,
there were 8,760,000 Class A ordinary shares and 2,062,500 Class B ordinary shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Longevity (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our recently announced proposed business combination with Longevity Biomedical, Inc. (“Longevity”) ;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing
military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Longevity (the “Longevity Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “our,” “us,” “Denali” or the “Company” refer to Denali Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Denali Capital Global Investments LLC. References to “founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “initial shareholders” are to holders of our founder shares prior to our initial public offering.

Item 1. Business.

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. On April 11, 2022, we consummated our initial public offering (the “IPO”) of 8,250,000 units, which included 750,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option (the “Units”), each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “public shares”) and one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $82,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with our sponsor, of an aggregate of 510,000 units (the “Private Placement Units”) (including 30,000 Private Placement Units purchased pursuant to the partial exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,100,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one warrant. The terms and provisions of the warrants in the Private Placement Units (the “Private Placement Warrants”) are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of an initial business combination. On April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at a U.S. based trust account, with Wilmington Trust, National Association, acting as trustee.

Except with respect to interest earned on the funds held in the Trust Account that may be released to to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of an initial business combination, (ii) the redemption of any of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by April 11, 2023, or by October 11, 2023 if the period of time to consummate a business combination is extended (such period, the “Completion Window”) (such shareholder vote, a “Shareholder Extension Vote”) or (b) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete our initial business combination within the Completion Window, subject to applicable law.

We are focused on identifying unique business concepts with high-performing organizations that have both aspirations to accelerate growth and create enduring value within the technology, hospitality or consumer services sector. While we will not be limited to a particular industry or geographic region in our identification and acquisition of a target company, we intend to focus on technology, consumer and hospitality and will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company within the technology, hospitality or consumer services sector. Our selection process will leverage our team’s broad and deep relationship network, unique industry experiences and strong deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our team’s extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries.

Our team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our team’s objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. We expect to favor opportunities with certain industry and business characteristics. Key industry characteristics include compelling long-term growth, attractive competitive dynamics, consolidation opportunities and low risk of technological obsolescence. Key business characteristics include high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet some or all of these criteria and guidelines, which are not meant to be exhaustive. However, we intend to seek to acquire businesses that we believe:

•	are fundamentally sound but are underperforming their potential;

•	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

•	are at an inflection point where we believe we can drive improved financial performance;

•	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;

•	can benefit from our founders’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitability and rapidly scaling businesses;

•	are valued attractively relative to their existing cash flows and potential for operational improvement; and

•	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. However, we will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau). In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors determines that it is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until April 11, 2023, 12 months after the closing of the IPO (or up to 18 months as described below), to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we will, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by up to two times, each time by an additional three months (up to October 11, 2023 to complete a business combination), subject to the sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to extend the time available for us to consummate our initial business combination for an additional three months, our sponsor or its affiliates or designees must deposit into the Trust Account $825,000 ($0.10 per public share) on or prior to the date of the applicable deadline, for each three month extension (up to an aggregate of $1,650,000, or $0.20 per public share, if we extend the period in full). We will issue a press release announcing each extension at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time. In addition to the foregoing arrangements, we may extend the period of time to consummate a business combination by a shareholder vote to amend our amended and restated memorandum and articles of association.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with US Tiger Securities, Inc., a New Jersey corporation, a representative of the underwriters in the IPO (“US Tiger”). US Tiger and/or one or more investors in funds or separate accounts managed by or affiliated with US Tiger, which we refer to as an “Affiliated Joint Transaction.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and US Tiger considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Transaction may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership of founder shares at 20% of the sum of the total number of all ordinary shares issued and outstanding upon completion of the IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Transaction. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our management team’s expertise in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

Members of our management team and board of directors may, directly or indirectly, own founder shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.012 per share, the holders of our founder shares (including our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We may, at our option, pursue an Affiliated Joint Transaction opportunity with an entity to which US Tiger, investment funds advised by US Tiger or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Proposed Longevity Business Combination

On January 25, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of Denali (“New PubCo”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into Denali (the “Denali Merger”), with Denali as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and Denali will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At the closing of the Transactions (the “Closing”), New PubCo will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023 and the Longevity Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Longevity.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 11, 2023 (or by October 11, 2023, if we extend the period of time to consummate a business combination, or as may be extended by a Shareholder Extension Vote, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, assuming our sponsor and each member of our management team continue to own the shares they currently own, we would not need any additional shares to be voted in favor of a transaction, in order to have such initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 11, 2023 (or by October 11, 2023, if we extend the period of time to consummate a business combination, or as may be extended by a Shareholder Extension Vote, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have by April 11, 2023 (or by October 11, 2023, if we extend the period of time to consummate a business combination, or as may be extended by a Shareholder Extension Vote, as applicable) to consummate an initial business combination. If we have not consummated an initial business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the prescribed time period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Corporate Information

Our executive offices are located at 437 Madison Avenue, 27th Floor, New York, New York 10022, and our telephone number is 646-978-5180. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us by telephone at 646-978-5180.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a special purpose acquisition company, including our lack of an operating history and our potential need to seek shareholder approval of a proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”) and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and potential future dilutions that our outstanding warrants represent, which may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 437 Madison Avenue, 27th Floor, New York, New York 10022. We consider our current office space adequate for our current operations.

Employees

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors
.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•
We are a recently incorporated blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

10

•
If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.
30
per share
(or $10.40 per share if we extend the period to consummate the business combination subject to our sponsor depositing additional funds into the trust account), or less than such amount in certain circumstances, and our warrants will expire worthless.

•
If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until April 11, 2023 (or by October 11, 2023, as applicable), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants
.

•
If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

•
We are an emerging growth company and a smaller reporting
company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to inves tors and may make it more difficult to compare our performance with other public companies.

•	The current economic downturn may lead to increased difficulty in completing our business combination.

•	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

•	Military conflict in Ukraine or elsewhere may lead to increased price volatility for public traded securities, which could make it difficult for us to consummate the business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 263123) filed in connection with our IPO and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 23, 2022, August 12, 2022 and November 16, 2022, respectively.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 437 Madison Avenue, 27th Floor, New York, New York 10022. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are each traded on The Nasdaq Stock Market LLC under the symbols “DECAU,” “DECA” and “DECAW,” respectively. Our units commenced public trading on April 7, 2022, and our Class A ordinary shares and warrants commenced separate public trading on May 31, 2022.

Holders

On December 31, 2022, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our warrants, and 6 holders of record of our founder shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In February 2022, we issued an aggregate of 2,156,250 founder shares to our sponsor in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.012 per share. The sponsor later transferred 20,000 founder shares to our Chief Financial Officer and 110,000 founder shares to certain members of our board of directors and forfeited 93,750 founder shares pursuant to the underwriters partially exercising their over-allotment option. The sale of the founder shares was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

As described above under the heading “Business – General” in Part I of this report, on April 11, 2022, we consummated the Private Placement, with our sponsor and the underwriters, of an aggregate of 510,000 Private Placement Units (including over-allotment of 30,000 units) at a purchase price of $10.00 per Private Placement Unit, to the sponsor, generating gross proceeds of $5,100,000. The private placement warrants in the Private Placement Units are substantially similar to the Public Warrants, except that if held by the sponsor or its permitted transferees, they may be exercised for cash or on a cashless basis and subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of an initial business combination. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Warrants Purchase Agreement. The issuances of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On April 11, 2022, we consummated our IPO of 8,250,000 Units, which included 750,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $82,500,000. US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC acted as the underwriters of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-263123). The SEC declared the registration statement effective on April 6, 2022.

On April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account to our shareholders,

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Denali Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 5, 2022, for the purpose of effecting an initial business combination. While we will not be limited to a particular industry or geographic region in our identification and acquisition of a target company, we intend to focus on technology, consumer and hospitality and will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau). We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of units in the Private Placement to the sponsor, additional shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On January 25, 2023, we entered into a Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical,
Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into Denali, with Denali as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity, with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and Denali will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At Closing, New PubCo will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023 and the Longevity Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Longevity.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed Longevity Business Combination
. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from January 5, 2022 (inception) through December 31, 2022, we had a net loss of $
419,390, which primarily consists of formation and operating expenses of $1,640,990, partially offset by income earned on marketable securities held in the Trust Account of $1,221,600.

For the period from January 5, 2022 (inception) through December 31, 2022, we had an increase in cash of $819,747 resulting from net cash used in operating activities of $426,095, net cash used in investing activities of $84,150,000 and net cash provided by financing activities of $85,395,842.

Cash Flows from Operating Activities

For the period from January 5, 2022 (inception) through December 31, 2022, net cash used in operations was $426,095, primarily due to net loss of $419,390 for the period and the changes in current assets and liabilities of $1,203,552 due to prepaid expenses of $(88,089) and accounts payable and accrued expenses of $1,291,641. In addition, net cash used in operating activities includes adjustments to reconcile net loss from formation costs paid by the related party of $11,343 and income on the Trust Account of $1,221,600.

Cash Flows from Investing Activities

For the period from January 5, 2022 (inception) through December 31, 2022, net cash used in investing activities was $84,150,000, primarily due to investment held in the Trust Account of $84,150,000.

Cash Flows from Financing Activities

For the period from January 5, 2022 (inception) through December 31, 2022, net cash provided by financing activities was $85,395,842, primarily due to proceeds from issuance of the Promissory Note (as defined below) to the related party of $80,000, proceeds from the related party of $25,000, proceeds from the Private Placement of $5,100,000, proceeds from our IPO of $82,500,000, partially offset by payment of the Promissory Note to the related party of $80,000, payment to the related party of $240,020, payment of offering costs of $339,138 and payment of underwriting discount of $1,650,000.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO were satisfied through a payment from the sponsor and the loan under an unsecured promissory note from the sponsor of up to $400,000 (the “Promissory Note”).

On April 11, 2022, we consummated the IPO of 8,250,000 Units, inclusive of 750,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option
. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $82,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 510,000 Private Placement Units, inclusive of 30,000 Private Placement Units sold to the sponsor pursuant to the underwriters’ partial exercise of their over-allotment option. Each whole Private Placement Unit consists of one Class A ordinary share and one warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The Private Placement Units were sold at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,100,000.

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $85,371,600. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $819,747 outside of the Trust Account. If we do not complete the Longevity Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 25, 2023, we entered into the Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

As of December 31, 2022, we had a working
capital
deficit of $383,805. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts or convert them into equity securities as described below.
In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet our needs through the consummation of the initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statement - Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through April 11, 2023 (or by October 11, 2023, if the Company extends the period of time to consummate a business combination), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Other Contractual Obligations

Registration Rights

The holders of our founder shares, Private Placement Shares and Private Placement Warrants, including any of those issued upon conversion of any Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private Placement Warrants that may be issued upon conversion of any Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 6, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in part for 750,000 Units on April 11, 2022. On May 23, 2022, the underwriters decided not to exercise their over-allotment option on the remaining 375,000 Units and the remaining option expired. There are no pending contractual obligations as of December 31, 2022.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $2,887,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Basis of Presentation

The accompanying financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the
JOBS Act
. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (“FASB”) ASC 480
,
“Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares will feature certain redemption rights that are considered to be outside of our control and will be subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our audited balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for the 8,250,000 Public Warrants and 510,000 Private Placement Warrants as equity-classified instruments.

Net Income/(Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per redeemable and non-redeemable ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding between the redeemable and non-redeemable shares during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 93,750 founder shares that were forfeited due to the underwriters’ partial exercise of the over-allotment option. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less dividends paid. We then allocated the undistributed income (loss) based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

Subsequent measurement adjustments recorded pursuant to ASC 480-10-S99-3A related to redeemable shares are treated in the same manner as dividends on non-redeemable shares. Class A ordinary shares are redeemable at a price determined by the
Trust Account
held by us. This redemption price is not considered a redemption at fair value. Accordingly, the adjustments to the carrying amount are reflected in the Earnings Per Share (“EPS”) using the two-class method.
We have elected to apply the two-class method by treating the entire periodic adjustment to the carrying amount of the Class A ordinary shares subject to possible redemption like a dividend.

Based on above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the public shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO
). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of December 31, 2022, we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted ASU 2020-06 yet and has not determined how applying it will impact the financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our IPO and the Private Placement held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F
-1
through F
-19
comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive
Officers

Our directors and executive officers are as follows:

Name	Age	Title
Lei Huang	51	Chief Executive Officer and Director
You (“Patrick”) Sun	35	Chief Financial Officer
Huifeng Chang	57	Director
Jim Mao	55	Director
Kevin Vassily	56	Director

Mr. Huang
, our Chief Executive Officer and Director, currently serves as the Chief Executive Officer and a member of the board of directors of US Tiger Securities, Inc. Mr. Huang also serves as the Chief Executive Officer and is a member of the board of directors of TradeUP Securities, Inc., a broker/dealer company incorporated in December 2021 and is a member of the board of directors of MDLand International Corporation. He also served as the Chief Executive Officer and was a member of the board of directors of Fortune Rise Acquisition Corporation (Nasdaq: FRLA), a special purpose acquisition company, since its incorporation in January 2021 and until December 2022. Prior to joining US Tiger, Mr. Huang was the Chief Executive Officer of Haitong Securities USA LLC, and also served as Chief Compliance Officer and Operation Manager of CICC US Securities, Inc. from 2010 through 2018. Prior to that, Mr. Huang served as a Compliance Officer at Morgan Stanley, Lehman Brothers and Barclays. Mr. Huang also formerly served as a Regulatory Supervisor at the National Association of Securities Dealers.

Mr. Sun
, our Chief Financial Officer, is an experienced banking and asset management professional. Since August 2020, Mr. Sun has served as the Chief Financial Officer of Lake Crystal Energy LLC, an oil and gas company. As the Chief Financial Officer, Mr. Sun evaluates and sources potential investments in oil and gas assets. He also oversees all financial functions of the company. Prior to this role, from August 2014 to December 2019, Mr. Sun served as a Vice President and an E&P Analyst of Seaport Global Securities LLC, a full-service investment bank, capital markets advisory and research platform based in New York. From July 2008 to May 2012, Mr. Sun served as Vice President of the Pacific Securities Co., Ltd., a Chinese investment bank and brokerage firm. Mr. Sun earned an MBA from Washington University in St. Louis, Olin Business School, and a B.S. degree in Mechanics from Peking University.

Dr. Chang
serves as our Director. Since May 2016, Dr. Chang has served as Senior Vice President and Chief Financial Officer and, in September 2020, became a member of the board of directors of Canadian Solar Inc. (Nasdaq: CSIQ), a company that manufactures solar PV modules and develops large scale solar projects. He has 24 years of experience in capital markets, financial investment and risk management. From 2010 to 2015, Dr. Chang was the co-head of Sales & Trading at CICC U.S. Securities Inc. Prior to this role, from 2008 to 2010, he was the Chief Executive Officer of China Southern Oriental Patron Asset Management based in Hong Kong, investing funds from China in the international markets. From 2000 to 2008, Dr. Chang was an Equity Proprietary Trader at Citigroup Global Capital Markets Inc. in New York. Before going to New York, Dr. Chang worked at Kamakura Corporation in Hawaii as a derivative and risk modeler.
Dr
. Chang has also been an independent director of Scienjoy Holding Corporation since May 2020 and on the advisory board of Aquamarine Investment Partners Ltd. since 2015.
Dr. Chang earned a Ph.D. in Soil Physics and an MBA from the University of Hawaii at Manoa. He also earned an M.S. degree from Academia Sinica and a B.S. degree from Nanjing Agricultural University.

Mr. Mao
serves as our Director. Mr. Mao is a founding and managing partner of Citta Capital (“Citta”), a firm focused on investing in early growth stage technology startups in Enterprise/SaaS, Blockchain, ESG, AI applications, cloud computing and healthcare technology. As of December 31,
2022
, Citta has a diverse portfolio of companies that includes Kintsugi (a leading AI based mental health diagnostics company), Openprise, Inc. (automation solutions), Sequoia Games, Inc. (combining the latest technology with professional sports), SetPoint

(clinical stage neuro treatment), Zeit Medical (early heart stroke detection with FDA breakthrough destination), and Ryu Games (Web3.0 Gamify). Prior to that, Mr. Mao was a Partner at WestSummit Capital (“WSC”), a leading global technology growth capital venture firm. He has also co-authored five U.S. patents. He has over 20 years of working experience in private equity and technology sectors, including enterprise software, Internet, mobile applications, digital media, intelligent hardware, advanced manufacturing/materials, medical devices and clean tech.

Mr. Vassily
serves as our Director. Mr. Vassily has extensive working experience as a senior management team member serving private and public companies. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), a leading online hydroponic equipment retailer and supplier. Mr. Vassily is also a member of the board of directors of Fortune Joy International Acquisition Corporation (Nasdaq: XYGJ), a special purpose acquisition company incorporated in August 2021 which is currently seeking Nasdaq listing, and Feutune Light Acquisition Corporation, a special purpose acquisition company incorporated in January 2022 (Nasdaq: FLFV). Prior to this role, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the asset management industry. From March 2019 through 2020, he served as an advisor at Woodseer, a financial technology firm providing global dividend forecasts. From 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since November 2019, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank & private equity firm focused on the “green” economy. From 2015 through 2018, Mr. Vassily served as an Associate Director of Research at Keybanc Capital Markets, and helped to co-manage the technology research vertical. From 2010 to 2014, he served as the Director of Research at Pacific Epoch, where he was responsible for a complete product overhaul and a complete business model restart post-acquisition, re-focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology Business Development Representative and as a Senior Analyst at Pacific Crest Securities. In this role, he was responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as a Senior Research Analyst in the semiconductor technology group at Susquehanna International Group, where he was responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as a Vice President and Senior Research Analyst for semiconductor capital equipment at Thomas Weisel Partners, where he was responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998 as a Research Associate covering the semiconductor industry at Lehman Brothers.

Number and Terms of Office of Officers and Directors

Our board of directors consists of three members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by holders of at least 90% of our issued and outstanding ordinary shares entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, a majority of the holders of our founder shares).

Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chair of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Huifeng Chang, Jim Mao and Kevin Vassily are members of our audit committee. Our board of directors has determined that each of Huifeng Chang, Jim Mao and Kevin Vassily are independent under the Nasdaq listing standards and applicable SEC rules. Kevin Vassily serves as the Chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of the listing of our Class A ordinary shares. Each member of the audit committee is financially literate and our board of directors has determined that Kevin Vassily qualifies as “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis and, if any non-compliance is identified, immediately taking all action necessary to rectify such non-compliance or otherwise causing compliance ; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of
March
 17, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
Denali Capital Global Investments LLC (our sponsor)	1,932,500	93.7%	510,000	(1)	5.82%
Lei Huang	50,000	2.4%	-		-
You (“Patrick”) Sun	20,000	*	-		-
Huifeng Chang	20,000	*	-		-
Jim Mao	20,000	*	-		-
Kevin Vassily	20,000	*	-		-
All officers and directors as a group (5 individuals)	130,000	6.3%	-		-

Hudson Bay Capital Management LP	-	-	500,000	(2)	5.71%
Boothbay Fund Management, LLC	-	-	470,000	(3)	5.37%
Polar Asset Management Partners Inc.	-	-	500,000	(4)	5.71%
Mizuho Financial Group, Inc.	-	-	493,672	(5)	5.64%
Shaolin Capital Management LLC	-	-	658,900	(6)	7.99%
ATW SPAC Management LLC	-	-	470,000	(7)	5.37%

*	Less than one percent.

(1)	510,000 Private Placement Units, each Private Placement Unit consists of one Class A ordinary share and one warrant.
(2)
This information is based solely on a Schedule 13G filed by Hudson Bay Capital Management LP and Sander Gerber (collectively, the “Hudson Reporting Persons”) with the SEC on February 7, 2023. The Hudson Reporting Persons have a shared voting power of 500,000 shares and shared dispositive power of 500,000 shares. The business address of such holder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(3)
This information is based solely on a Schedule 13G filed by Boothbay Fund Management, LLC and Ari Glass (collectively, the “Boothbay Reporting Persons”) with the SEC on February 10, 2023. The Boothbay Reporting Persons have a shared voting power of 470,000 shares and shared dispositive power of 470,000 shares. The business address of such holder is 140 East 45th Street, 14th Floor, New York, NY 10017.

(4)
This information is based solely on a Schedule 13G filed by Polar Asset Management Partners Inc. (“Polar”) with the SEC on February 10, 2023. Polar has sole voting power of 500,000 shares and sole dispositive power of 500,000 shares. The business address of such holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)
This information is based solely on a Schedule 13G filed by Mizuho Financial Group, Inc. (“Mizuho”) with the SEC on February 10, 2023. Mizuho has sole voting power of 493,672 shares and sole dispositive power of 493,672 shares. The business address of such holder is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(6)
This information is based solely on a Schedule 13G filed by Shaolin Capital Management LLC (“Shaolin”) with the SEC on February 13, 2023. Shaolin has sole voting power of
658,900
shares and sole dispositive power of
658,900
shares. The business address of such holder is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(7)
This information is based solely on a Schedule 13G filed by ATW SPAC Management LLC, Antonio Ruiz-Gimenez, and Kerry Propper (collectively, the “ATW Reporting Persons”) with the SEC on February 14, 2023. The ATW Reporting Persons have a shared voting power of
470,000
shares and shared dispositive power of
470,000
shares. The business address of such holder is 17 State Street, Suite 2100, New York, NY 10004.

As of
March
 17, 2023, our initial shareholders beneficially owned approximately 24% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor, our officers, our directors and US Tiger are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Placement Units and the securities within the units are not transferable, assignable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, Private Placement Units or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to us for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property after our completion of our initial business combination;
provided
, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2022, we issued an aggregate of 2,156,250 founder shares to our sponsor in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.012 per share. Our sponsor later transferred 20,000 founder shares to our Chief Financial Officer and 110,000 founder shares to certain members of our board of directors and forfeited 93,750 founder shares pursuant to the underwriters partially exercising their over-allotment option.

Our sponsor has purchased an aggregate of 510,000 Private Placement Units (with each Private Placement Unit consisting of one Private Placement Share and one Private Placement Warrant
) at the price of $10.00 per unit.
Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

If any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $10.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the founder shares and Private Placement Warrants, which is described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Contractual Obligations.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that we have already committed to, the business purpose of the transaction, and the benefits of the transaction to us and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

We will be a “controlled company” within the meaning of the Nasdaq rules prior to the consummation of our initial business combination. As a controlled company, we will not be required to comply with the Nasdaq rules that require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Huifeng Chang, Jim Mao and Kevin Vassily are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. We expect a majority of our board of directors to be comprised of independent directors within 15 months from the date of listing to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered in 2022.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the period from January 5, 2022 (inception) through December 31, 2022, and of services rendered in connection with the IPO, totaled $92,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not incur any audit-related services for the period from January 5, 2022 (inception) through December 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not incur any services relating to tax compliance, tax planning and tax advice for the period from January 5, 2022 (inception) through December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not incur other services for the period from January 5, 2022 (inception) through December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes herein.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

DENALI CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Denali Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Denali Capital Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in share
holders’ deficit and cash flows for the period from January 5, 2022 (inception) through December 31, 2022, and the related notes
(collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from January 5, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company believes that it will not have sufficient working capital and borrowing capacity to complete a business combination. If the Company does not complete a business combination by April 11, 2023 (or October 11, 2023, if the Company extends the period of time to complete a business combination), it will be required to cease all operations, except for the purpose of winding up. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum
llp

Marcum LLP

We have served as the Company’s auditor since 2022.

Costa Mesa, CA
March
17
, 2023

DENALI CAPITAL ACQUISITION CORP.
BALANCE SHEET
AS OF
DECEMBER 31, 2022

ASSETS
Current Assets:
Cash	$819,747
Prepaid expenses	88,089
Total Current Assets	907,836
Investment held in T rust A ccount	85,371,600
Total Assets	$86,279,436

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,291,641
Total Current Liabilities	1,291,641
Deferred underwriter compensation	2,887,500
Total Liabilities	4,179,141

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 8,250,000 shares at $10.35 per share	85,371,600

Shareholders’ Deficit:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 8,250,000 shares subject to possible redemption)	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206
Additional paid-in capital	—
Accumulated deficit	(3,271,562)
Total Shareholders’ Deficit	(3,271,305)
T otal Liabilities, Temporary Equity and Shareholders’ Deficit	$86,279,436

The accompanying notes are an integral part of these financial statements.

DENALI CAPITAL ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

From January 5, 2022 (inception) through December 31, 2022

Formation and operating costs	$1,640,990
Other (Income)/expenses
Income on T rust A ccount	(1,221,600)
Net Loss	$(419,390)

Weighted average shares outstanding of redeemable ordinary shares	6,056,094
Basic and diluted net income per share, ordinary shares	$0.72
Weighted average shares outstanding of non-redeemable ordinary shares	2,236,392
Basic and diluted net loss per share, non-redeemable ordinary shares	$(2.14)

The accompanying notes are an integral part of these financial statements.

DENALI CAPITAL ACQUISITION CORP.
STATEMENT OF CHANGES IN
SHAREHOLDERS’
DEFICIT

FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Proceeds from sale of public units	7,500,000	750	—	—	74,999,250	—	75,000,000
Proceeds from sale of public units-over - allotment	750,000	75	—	—	7,499,925	—	7,500,000
Proceeds from sale of private placement units	480,000	48	—	—	4,799,952	—	4,800,000
Proceeds from sale of private placement units-over - allotment	30,000	3	—	—	299,997	—	300,000
Deferred underwriting fees payable at 3.5% of gross proceeds	—	—	—	—	(2,887,500)	—	(2,887,500)
Underwriters d iscount at 2% of gross proceeds	—	—	—	—	(1,650,000)	—	(1,650,000)
Other offering costs	—	—	—	—	(567,815)	—	(567,815)
Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid-in capital	(8,250,000)	(825)	—	—	(72,525,774)	—	(72,526,599)
Allocation of offering costs to Class A ordinary shares subject to possible redemption	—	—	—	—	4,488,135	—	4,488,135
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(14,480,964)	(1,630,572)	(16,111,536)
Forfeiture of Class B ordinary shares	—	—	(93,750)	(10)	10	—	—
Subsequent measurement of Class A ordinary shares subject to possible redemption (i nc ome earned on T rust A ccount)	—	—	—	—	—	(1,221,600)	(1,221,600)
Net loss	—	—	—	—	—	(419,390)	(419,390)

Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$—	$(3,271,562)	$(3,271,305)

The accompanying notes are an integral part of these financial statements.

DENALI CAPITAL ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Cash flows from operating activities:
Net loss	$(419,390)
Formation costs paid by the related party	11,343
Income on T rust A ccount	(1,221,600)
Changes in current assets and liabilities:
Prepaid expenses	(88,089)
Accounts payable and accrued expenses	1,291,641
Net cash used in operating activities	(426,095)

Cash flows from investing activities:
Investment held in T rust A ccount	(84,150,000)
Net cash used in investing activities	(84,150,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to the related party	80,000
Payment of promissory note to the related party	(80,000)
Proceeds from the related party	25,000
Payment to the related party	(240,020)
Proceeds from issuance of private placement units, including over-allotment	5,100,000
Proceeds from issuance of public units through public offering, including over-allotment	82,500,000
Payment of offering costs	(339,138)
Payment of underwriter’s discount	(1,650,000)
Net cash provided by financing activities	85,395,842

Net change in cash	819,747
Cash at beginning of period	0
Cash at end of period	$819,747

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs charged to additional paid-in capital	$567,815
Deferred offering cost settled through the related party payables	$203,677
Allocation of offering costs to Class A ordinary shares subject to redemption	$4,488,135
Reclassification of Class A ordinary shares subject to redemption	$72,526,599
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (in come earned on T rust A ccount)	$1,221,600
Deferred underwriter’s fee charged to additional paid-in capital	$2,887,500
Forfeiture of Class B ordinary shares	$10

The accompanying notes are an integral part of these financial statements.

DENALI CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through December 31, 2022 relates to the Company’s organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination. The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company expects to generate non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO
and
the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”)
. The net proceeds were
invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund
and
meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Business Combination

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination (initially anticipated to be $10.20 per Public Unit, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480
,
“Distinguishing Liabilities from Equity”
 (“ASC 480”).
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”
)
) either prior to or upon consummation of an initial Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Business Combination. The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the
Combination Period.

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem
100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their
f
ounder
s
hares if the Company fails to complete its initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the
f
ounder
s
hares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the
f
ounder
s
hares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of
(i) $10.20 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per Public Share
due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

On January 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“New PubCo”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At the closing of the Transactions (the “Closing”), New PubCo will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

Although there is no assurance that the Company will be able to successfully effect a Business Combination, the Business Combination is expected to be consummated after the required approval by the shareholders of the Company and the satisfaction of certain other conditions.

In connection with the execution of the Merger Agreement, the sole stockholder of Longevity (the “Voting Stockholder”) has entered into a Voting and Support Agreement (the “Longevity Support Agreement”), pursuant to which the Voting Stockholder has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions. The Voting Stockholder holds sufficient shares of
Longevity
to cause the approval of the Transactions on behalf of
Longevity
.

In connection with the execution of the Merger Agreement, the Company, Longevity and the Sponsor have entered into a Voting and Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that the Sponsor agrees (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the purchaser special meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any of the Company’s ordinary shares held by it that may be redeemed, and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In support of the Transactions, the Sponsor and FutureTech Capital LLC,
a Delaware limited liability company and an entity controlled by Yuquan Wang, the Chairman of the Board of
Longevity
(the “Investor”), entered into a Sponsor Membership Interest Purchase Agreement dated November 8, 2022 (the “MIPA”).

The
Investor currently holds notes payable from
Longevity
in the aggregate principal amount of $2.45 million that are convertible into approximately 1.6 million shares
of
Longevity
common stock, and is also an affiliate of a significant group of stockholders of Cerevast Medical, Inc. Pursuant to the MIPA, the
Investor agreed to purchase 625,000 Class B units of membership interests in the
Sponsor (“Sponsor Membership Units”) for a total purchase price of $5 million, $2 million of which has been paid in exchange for 250,000 Sponsor Membership Units as of the date of the Merger Agreement.  Pursuant to the MIPA, the
Investor has agreed to pay the $3 million balance of the purchase price for the remaining 375,000 Sponsor Membership Units no later than two business days prior to the closing of the
 Longevity
Business Combination.  Each Sponsor Membership Unit entitles the
Investor to receive one Class B ordinary share held by
 the
Sponsor, each of which will convert into one share of New PubCo common stock at the closing of the
 Longevity
Business Combination.
 The
Investor also agreed pursuant to the MIPA to pay any extension fees required to extend the time to close the
Longevity
Business Combination and to reimburse
 the
Sponsor’s incurred expenses related to the
 Longevity
Business
Combination if the Longevity Business Combination does not close.

On January 26, 2023, the Company filed a Form 8-K/A with the SEC to report the Merger Agreement and other legal agreements relating to the Longevity Business Combination.

Liquidity, Capital Resources and Going Concern Consideration

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the
f
ounder
s
hares and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on April 12, 2022. Subsequent to the consummation of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account
, and
 we had
$1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, the Compa
n
y
incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs.

As of December 31, 2022, the Company had cash and marketable securities held in the Trust Account of
$85,371,600.
The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of December 31, 2022, the Company had cash of
$819,747
outside of the Trust Account. If the Company does not complete the Longevity Business Combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As described above, on
January 25, 2023, the Company entered into a Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

As of December 31, 2022, the Company had a working deficit of
$383,805.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the

Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units
. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to

$1,500,000
of such loans may be convertible into units of the post-business combination entity, at a price of
$10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the consummation of the initial
Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statement - Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through April 11, 2023 (or by October 11, 2023, if the Company extends the period of time to consummate a business combination), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
U.S.

GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non
-
binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with
U.S.

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on December 31, 2022.

Investment Held in Trust Account

The Company’s portfolio of investments held in the
Trust
Account is comprised of
an investment
in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. Gains and losses resulting from the change in fair value of these securities are

included in income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs were $5,105,315 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were initially charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. The Company allocates offering costs between the Public Shares and Public Warrants (as defined below in Note 3) based on the relative fair values of the Public Shares and Public Warrants. Accordingly, $4,488,135 was allocated to the Public Shares and charged to temporary equity, and $617,180 was allocated to Public Warrants and charged to shareholders’ equity/(deficit).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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
Placement

Warrants (as defined in Note 4) as equity-classified instruments.

The over-allotment option was granted on the date

of
the
IPO and was valid
for
 45

days from the date of
the
IPO. The underwriters exercised the over-allotment option in part on April 11, 2022. On May 23, 2022, the underwriters decided not to exercise the remaining over-allotment option, after which the option expired. As of December 31, 2022, there is no over-allotment option liability.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any)
are
 classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control)
are

classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero.

As of December 31, 2022, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from the IPO	$82,500,000
Less:

Proceeds allocated to Public Warrants	(9,973,401)
Allocation of offering costs related to redeemable shares	(4,488,135)

Plus:
Initial measurement of carrying value to redemption value	16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption ( income earned on T rust A ccount)	1,221,600
Ordinary shares subject to possible redemption – December 31, 2022	$85,371,600

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Net Income/(Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per redeemable and non-redeemable
ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding between the redeemable and non-redeemable shares
during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of
93,750
founder shares that were forfeited due to the underwriters’ partial exercise of their
over-allotment option.
In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less dividends paid
. The Company
then allocated the undistributed income (loss) based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

Subsequent measurement adjustments recorded pursuant to ASC 480-10-S99-3A related to redeemable shares are treated in the same manner as dividends on non-redeemable shares. Class A ordinary shares are redeemable at a price determined by the
Trust Account
held by the Company. This redemption price is not considered a redemption at fair value. Accordingly, the adjustments to the carrying amount are reflected in the Earnings Per Share (“EPS”) using the two-class method
. The Company has elected to apply the two-class method by treating the entire periodic adjustment to the carrying amount of the Class A ordinary shares subject to possible redemption like a dividend
.

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of December 31, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

From January 5, 2022 (inception) through December 31, 2022
Net loss	$(419,390)
Income on Trust Account	(1,221,600)
Remeasurement of temporary equity to redemption value	(16,111,536)
Net loss including remeasurement of equity to redemption value	$(17,752,526)

	From January 5, 2022 (inception) through December 31, 2022
	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(12,964,866)	$(4,787,660)
Income on Trust Account	1,221,600	-
Remeasurement of temporary equity to redemption value	16,111,536	-
Allocation of net income/(loss)	$4,368,270	$(4,787,660)

Denominators:
Weighted-average shares outstanding	6,056,094	2,236,392
Basic and diluted net income/(loss) per share	$0.72	$(2.14)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction and the location of all members of management, sponsors, directors, any employees or assets to the extent employed is the
United States.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 5, 2022 (inception) through December 31, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06,
“
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)
”
, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas.

ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted ASU 2020-06 yet and has not determined how applying it will impact the financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

On April 11, 2022, the Company
consummated the IPO of
8,250,000 Public Units
, inclusive of
750,000 Public Units
issued
pursuant to the underwriters’ partial exercise of
their
over-allotment option
. The Public Units were sold
at a purchase price of $10.00 per Public Unit, generating gross proceeds of $82,500,000. Each Public Unit
c
onsists of one Public Share and one Public Warrant. Each Public Warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share.

The warrants will become exercisable on the later of
30
days after the completion of the Company’s initial Business Combination or
12
months from the closing of the IPO and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation (see Note 7).

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the
Company consummated a private placement and the

Sponsor purchased an aggregate of 510,000 Private Placement Units (including 30,000 Private Placement Units pursuant to the underwriters’ partial exercise of the over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company

of $5,100,000. Each whole Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”) and one warrant (“Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Certain of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account.

If the Company does not complete a Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2022, the
Company issued an aggregate of

2,156,250 of
founder

shares to the Sponsor

in exchange for

a payment of
$25,000
from the Sponsor
for deferred offering costs. In March 2022, the Sponsor

t
ransferred
20,000
founder shares to
the Chief Financial Officer of the Company and 110,000 found er
shares to
certain members of
the Company’s
board of directors
.
On May 23, 2022, 93,750 founder shares were forfeited
by the Sponsor
as the underwriters did not exercise their over-allotment option on the remaining
375,000
Public Units (see Note 6), resulting in the
Sponsor
holding a balance of
1,932,500

founder shares
.

The
founder shares
are identical to the Class A ordinary shares included in the units sold in the IPO, except that the founder shares
will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination

(see Note
 7).
 Also,
the
 Sponsor and each member of
the

Company’s

management team have entered into an agreement with
the Company
, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and
Public Shares

held by them.

The Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell any of their founder shares
until the earlier of (A) one year after the completion of an initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all Public Shareholders having the right to exchange their Public Shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and the Company’s directors and executive officers with respect to any founder shares
.

The sale of the
founder shares
to the Company’s
Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares
were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares
is recognized only when the performance condition is of

probable
occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares
times the fair value per share
at the grant date

(unless subsequently modified) less the amount initially received for the purchase of the founder shares
.

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

Due to
the
Related Party

The Sponsor paid certain formation, operating or offering costs on behalf of the Company. These amounts are due on demand and are non-interest bearing. During the period from January 5, 2022 (inception) through March 31, 2022, the Sponsor paid $215,020 of formation, operating costs and offering costs on behalf of the Company. On April 12, 2022, the Company paid the Sponsor $160,020 and on April 14, 2022, the Company received $25,000 from the Sponsor. Subsequently on July 19, 2022, the Company fully paid $80,000 to the related party. As of December 31, 2022, there were no amounts outstanding due to the
related party.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide
the Company Working Capital Loans. If the Company completes a Business Combination, it
 would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close
 the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used for such repayment
.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022, no Working Capital Loans were outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the
founder shares
, Private Placement Shares and Private
Placement
Warrants, including any of those issued upon conversion
of

the

Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private
Placement

Warrants that may be issued upon conversion of
the

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the
IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 750,000 Public Units on April 11, 2022. On May 23, 2022, the underwriters decided not to exercise the over-allotment option on the remaining 375,000 Public Units, and the over-allotment option expired.

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying balance sheet. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - SHAREHOLDER’S DEFICIT

Preference shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preference shares issued
and
 outstanding.

Class A Ordinary Shares -
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 510,000 Class A ordinary shares issued and outstanding, excluding 8,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

Prior to the Company’s initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason. In addition, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two
-
thirds of the votes of all ordinary shares voted at a general meeting), holders of
f
ounder
s
hares will have ten votes for every
f
ounder
s
hare and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder.

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
the

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

The Company
has not registered the Class A
ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to those
Class A

ordinary shares until the warrants expire or are redeemed
.

N
otwithstanding the above, if the Class A
 ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and
•
if, and only if, the last reported sale price of ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to

the number of shares issuable upon exercise or the exercise price of a warrant
) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of
Class A

ordinary shares equal to the quotient obtained by dividing (x) the product of the number of
Class A

ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$85,371,600	85,371,600	-	-

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events
through
the date these financial statements were
issue
d
and determined that there were
no
 significant unrecognized events through that date

other than those noted below.

As discussed in Note 1, on
January 25, 2023, the Company entered into
a
Merger Agreement, by and among Longevity
, New

PubCo,

Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company, with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity, with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At Closing, New PubCo will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

EXHIBIT INDEX

Exhibit	Description
1.1
Underwriting Agreement, dated April 6, 2022, among the Company, US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein(2)

2.1***
Agreement and Plan of Merger, dated January 25, 2023 by and among Denali SPAC Holdco, Inc., the Company, Denali SPAC Merger Sub, Inc., Longevity Biomedical, Inc., Longevity Merger Sub, Inc., and Bradford A. Zakes (in his capacity as Seller Representative)

3.1	Amended and Restated Memorandum and Articles of Association, dated April 6, 2022(2)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated April 6, 2022, between the Company and VStock Transfer, LLC, as warrant agent(2)
4.5*	Description of Securities
10.1	Amended and Restated Promissory Note, dated as of February 3, 2022 between the Company and the Sponsor(1)
10.2	Letter Agreement, dated April 6, 2022, among the Company and its officers, directors, director nominees and the Sponsor (2)
10.3	Investment Management Trust Agreement, dated April 6, 2022, between the Company and Wilmington Trust, National Association, as trustee(2)
10.4	Registration and Shareholder Rights Agreement, dated April 6, 2022, between the Company, the Sponsor and certain other security holders of the Company(2)
10.5	Securities Subscription Agreement, dated as of February 3, 2022, between the Company and the Sponsor(1)
10.6	Private Placement Warrants Purchase Agreement, dated April 6, 2022, between the Company and the Sponsor(2)
10.7	Form of Indemnity Agreement, dated April 6, 2022, between the Company and each of its directors and executive officers(2)
10.8	Voting and Support Agreement, dated January 25, 2023, by and among the Company, Longevity Biomedical, Inc., Denali SPAC Holdco, Inc. and Bradford A. Zakes (3)
10.9	Voting and Support Agreement, dated January 25, 2023, by and between Longevity Biomedical, Inc., the Company and the Sponsor(3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter(2)

*	Filed herewith

**	Furnished herewith

***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Denali Capital Acquisition Corp. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on March 22, 2022 (File No. 333-263123).

(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 12, 2022 (File No. 001-41351).

(3)	Filed as an exhibit to the Current Report on Form 8-K/A filed with the SEC on January 26, 2023 (File No. 001-41351).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2023		Denali Capital Acquisition Corp.
	By:	/s/ Lei Huang
Name: Lei Huang
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei Huang	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2023
Lei Huang

/s/ You (“Patrick”) Sun	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023
You (“Patrick”) Sun

/s/ Huifeng Chang	Director	March 17, 2023
Huifeng Chang

/s/ Jim Mao	Director	March 17, 2023
Jim Mao

/s/ Kevin Vassily	Director	March 17, 2023
Kevin Vassily