Form 10-Q
period 2023-03-31
Denali Capital Acquisition Corp.
filed 2023-05-15
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period______ from to______
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes
☒
No
☐
As of May 1
5
, 2023, there were 8,760,000 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

TABLE OF CONTENTS

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
Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Longevity (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our recently announced proposed business combination with Longevity Biomedical, Inc. (“Longevity”);

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on March 17, 2023 and in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC (by Denali SPAC Holdco, Inc.) on March 29, 2023 relating to our proposed business combination with Longevity (the “Longevity Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PA
rt I. FINANCIAL INFORMATION

IT
em 1.

CONSOLIDATED

FINANCIAL STATEMEN
T
S

DENALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED
CONSOLIDATED
BALANCE SHEET
S

AS OF MARCH 31, 2023

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$579,350	$819,747
Prepaid expenses	93,915	88,089
Total Current Assets	673,265	907,836
Investment held in Trust Account	86,284,246	85,371,600
Total Assets	$86,957,511	$86,279,436

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,978,818	$1,291,641
Total Current Liabilities	2,978,818	1,291,641
Deferred underwriter compensation	2,887,500	2,887,500
Total Liabilities	5,866,318	4,179,141

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 8,250,000 shares at redemption value of $10.46 and $10.35 per share as o f March 31, 2023, and December 31, 2022, respectively	86,284,246	85,371,600

Shareholders’ Deficit:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 8,250,000 shares subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206	206
Additional paid-in capital	—	—
Accumulated deficit	(5,193,310)	(3,271,562)
Total Shareholders’ Deficit	(5,193,053)	(3,271,305)
T otal Liabilities, Temporary Equity and Shareholders’ Deficit	$86,957,511	$86,279,436

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

DENALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED
CONSOLIDATED

STATEMENT
S
OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH MARCH 31, 2022

	Three M onths E nded March 31, 2023	From January 5, 2022 ( I nception) T hrough March 31, 2022

Formation and operating costs	$1,921,748	$11,343
Other (Income)/expenses
Income on Trust Account	(912,646)	—
Net Loss	$(1,009,102)	$(11,343)

Weighted average shares outstanding of redeemable ordinary shares	8,250,000	—
Basic and diluted net loss per share, ordinary shares	$(0.07)	$—
Weighted average shares outstanding of non-redeemable ordinary shares	2,572,500	1,242,733
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.18)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED

CONDENSED CONSOLIDATED

STATEMENT
S

OF CHANGES IN SHAREHOLDERS’
(DEFICIT)

EQUITY

THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$—	$(3,271,562)	$(3,271,305)
Net Loss	—	—	—	—	—	(1,009,102)	(1,009,102)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on trust account)	—	—	—	—	—	(912,646)	(912,646)
Balance as of March 31, 2023	510,000	$51	2,062,500	$206	$—	$(5,193,310)	$(5,193,053)

FROM JANUARY 5, 2022 (INCEPTION) THROUGH MARCH 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net Loss	—	—	—	—	—	(11,343)	(11,343)
Balance as of March 31, 202 2	—	$—	2,156,250	$216	$24,784	$(11,343)	$13,657

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

DENALI CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED
 CONSOLIDATED
STATEMENT
S
OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH MARCH 31, 2022

	Three M onths E nded March 31, 2023	From January 5, 2022 ( I nception) T hrough March 31, 2022
Cash flows from operating activities:
Net loss	$(1,009,102)	$(11,343)
Formation costs paid by the related party	-	11,343
Income on Trust Account	(912,646)	-
Changes in current assets and liabilities:
Prepaid expenses	(5,826)	-
Accounts payable and accrued expenses	1,687,177	-
Net cash used in operating activities	(240,397)	-

Cash flows from financing activities:
Proceeds from issuance of promissory note to the related party	-	80,000
Payment of offering costs	-	(63,433)
Net cash provided by financing activities	-	16,567

Net change in cash	(240,397)	16,567
Cash at beginning of period	819,747	-
Cash at end of period	$579,350	$16,567

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering cost settled through the related party payables	$-	$203,677
Deferred offering cost settled through the accrued liabilities	$-	$133,205
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	$912,646	$-

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

D
ENALI CAPITAL ACQUISITION CORP.

NOTES TO
CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through March 31, 2023, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with the proposed Longevity Business Combination. The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds
derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Business Combination

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination (initially anticipated to be $10.20 per Public Unit, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”)) either prior to or upon consummation of an initial Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Business Combination. The Company initially had until April 11, 2023, 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination) to complete the initial Business Combination (the “Combination Period”). However, on April 11, 2023, the Company extended the Combination Period by an
additional three months, from the current deadline of April 11, 2023 to July 11, 2023. If the Company is unable to complete the initial Business Combination within the Combination Period,
15 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company further extends the period of time to consummate a Business Combination), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by July 11, 2023, 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company further extends the period of time to consummate a Business Combination) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by July 11, 2023, 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company further extends the period of time to consummate a Business Combination) although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

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

In connection with the execution of the Merger Agreement, the sole stockholder of Longevity (the “Voting Stockholder”) has entered into a Voting and Support Agreement (the “Longevity Support Agreement”), pursuant to which the Voting Stockholder has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions. The Voting Stockholder holds sufficient shares of Longevity to cause the approval of the Transactions on behalf of Longevity.

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

On March 29, 2023, Denali SPAC HoldCo
, Inc.
filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

On April 11, 2023, the parties to the Merger Agreement and the Sponsor entered into an Amendment to and Consent under the Merger Agreement (the “Amendment”). The Amendment provides for the consent from the Company and the Seller Representative to the execution and issuance of the Convertible Promissory Note (as defined below) by the Company and amends the Merger Agreement to provide that the repayment of such Convertible Promissory Note by the Company at the closing of the business combination will not be given effect when calculating the Minimum Cash Amount (as defined in the Merger Agreement) for purposes of the minimum cash closing condition.

On April 11, 2023, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at Denali’s request prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate, and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of the Sponsor, upon consummation of a business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of the Company, at a conversion price of $10 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the IPO. In the event that we do not consummate a business combination, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account,
50% of this amount being a loan from the Sponsor in the form of convertible promissory note, in order to extend the period of time it has to consummate a business combination by an additional three months, from the current deadline of April 11, 2023 to July 11, 2023 (the “Extension”).

Liquidity, Capital Resources and Going Concern Consideration

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on April 12, 2022. Subsequent to the consummation of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, the Company incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs.

As of March 31, 2023, the Company had marketable securities held in the Trust Account of
$86,284,246. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of March 31, 2023, the Company had cash of
$579,350 outside of the Trust Account. If the Company does not complete the Longevity Business Combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As described above, on
January 25, 2023, the Company entered into a Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

As of March 31, 2023, the Company had a working deficit of
$ 2,305,553. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of
$10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
 On April 11, 2023, Denali issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at Denali’s request prior to the maturity of the Convertible Promissory Note.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2023 (or by October 11, 2023, if the Company further extends the period of time to consummate a business combination), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed

consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these condensed

consolidated financial statements.

The financial statements contained within this report are presented on a consolidated basis and do not disclose consolidating issuer financial information as would be required to be disclosed pursuant to Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed
consolidated

financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on March 17, 2023. The condensed consolidated Balance Sheet as of December 31, 2022 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any future interim periods.

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

Further, Section 102(b)(1)
of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the
consolidated
financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated

financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on March 31, 2023 and December 31, 2022
.

Investment Held in Trust Account

The Company’s portfolio of investment held in the Trust Account is comprised of an investment in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. Gains and losses resulting from the change in fair value of these securities are included in income on Trust Account in the accompanying condensed consolidated
statements of operations. The estimated fair values of investment held in the Trust Account are determined using available market information.

Offering Costs

Offering costs incurred during the three months ended June 30, 2022 were $
5,105,315 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were initially charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. The Company allocates offering costs between the Public Shares and Public Warrants (as defined below in Note 3) based on the relative fair values of the Public Shares and Public Warrants. Accordingly, $4,488,135 was allocated to the Public Shares and charged to temporary equity, and $617,180 was allocated to Public Warrants and charged to shareholders’ equity/(deficit).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the condensed consolidated

balance sheet, primarily due to its short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022
, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed

consolidated

balance sheet
s
.

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

As of March 31, 2023

and December 31, 2022
, the ordinary shares reflected in the
condensed

consolidated balance sheets are reconciled in the following table:

Gross proceeds from the IPO	$82,500,000
Less:

Proceeds allocated to Public Warrants	(9,973,401)
Allocation of offering costs related to redeemable shares	(4,488,135)

Plus:
Initial measurement of carrying value to redemption value	16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on t rust a ccount)	1,221,600
Ordinary shares subject to possible redemption – December 31, 2022	85,371,600
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on t rust a ccount)	912,646
Ordinary shares subject to possible redemption – March 31, 2023	$86,284,246

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
founder shares that were forfeited
during the three months ended June 30, 2022,

due to the underwriters’ partial exercise of their over-allotment option. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less dividends paid. The Company then allocated the undistributed income (loss) based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

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

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of March 31, 2023 and 2022
, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings
(loss)

per ordinary share for the
period
s
presented.

The net income (loss) per share presented in the
condensed

consolidated statements
of operations is based on the following:

	Three M onths E nded March 31, 2023	For T he P eriod F rom January 5, 2022 ( I nception) T hrough March 31, 2022

Net loss	$(1,009,102)	$(11,343)
Income on Trust Account	(912,646)	-
Net loss including remeasurement of equity to redemption value	$(1,921,748)	$(11,343)

	Three Months Ended March 31, 2023		For The Period From January 5, 2022 (Inception) Through March 31, 2022
	Redeemable Shares	Non- Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(1,464.950)	$(456,798)	$(11,343)
Income on Trust Account	912,646	-	-
Allocation of net loss	$(552,304)	$(456,798)	$(11,343)

Denominators:
Weighted-average shares outstanding	8,250,000	2,572,500	1,242,733
Basic and diluted net loss per share	$(0.07)	$(0.18)	$(0.01)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three months ended March 31, 2023 and for the period from January 5, 2022 (inception) through March 31, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)
”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted ASU 2020-06 yet and has not determined how applying it will impact the condensed

consolidated financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated
financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

On April 11, 2022, the Company consummated the IPO of 8,250,000 Public Units, inclusive of 750,000 Public Units issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Public Units were sold at a purchase price of $10.00 per Public Unit, generating gross proceeds of $82,500,000. Each Public Unit consists of one Public Share and one Public Warrant. Each Public Warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share.

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

If the Company does not complete a Business Combination within 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2022, the Company issued an aggregate of 2,156,250 of founder shares to the Sponsor in exchange for a payment of $25,000 from the Sponsor for deferred offering costs. In March 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 110,000 founder shares to certain members of the Company’s board of directors. On May 23, 2022, 93,750 founder shares were forfeited by the Sponsor as the underwriters did not exercise their over-allotment option on the remaining
375,000 Public Units (see Note 6), resulting in the Sponsor holding a balance of
1,932,500 founder shares.

The founder shares are identical to the Class A ordinary shares included in the units sold in the IPO, except that the founder shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination (see Note 7). Also, the
 Sponsor and each member of the Company’s management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable
occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Due to the Related Party

The Sponsor paid certain formation, operating or offering costs on behalf of the Company. These amounts are due on demand and are non-interest bearing. During the period from January
5
, 2022
(inception)
through March 31, 2023, the Sponsor paid $215,020 of formation, operating costs and offering costs on behalf of the Company. On April 12, 2022, the Company paid the Sponsor $160,020 and on April 14, 2022, the Company received $25,000 from the Sponsor. Subsequently on July 19, 2022, the Company fully paid $80,000 to the related party. As of March 31, 2023 and D
e
cember
31, 2022
,
there were no amounts outstanding due to the related party.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used for such repayment.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023

and D
e
cember
31, 2022
,
no
Working Capital Loans were outstanding (Refer to Note 9 for the “Convertible Promissory Note” entered into on April 11, 2023).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Shares and Private Placement Warrants, including any of those issued upon conversion of
the Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private Placement Warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 6, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying condensed consolidated

balance sheet
s
. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - SHAREHOLDER’S DEFICIT

Preference shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and D
e
cember
31, 2022
,
there were no preference shares issued and outstanding.

Class A Ordinary Shares -
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and D
e
cember
31, 2022
,
there were 510,000 Class A ordinary shares issued and outstanding, excluding 8,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and D
e
cember
31, 2022
,
there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022
,
93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

Prior to the Company’s initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason. In addition, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares voted at a general meeting), holders of founder shares will have ten votes for every founder share and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder.

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

Warrants

All warrants (Public Warrants and Private Warrants) will become exercisable at $11.50 per share, subject to adjustment, on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

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

The Company has not registered the Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and it will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and
•
if, and only if, the last reported sale price of ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$86,284,246	$86,284,246	-	-

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$85,371,600	$85,371,600	-	-

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On April 11, 2023, the parties to the Merger Agreement and the Sponsor entered into an Amendment to and Consent under the Merger Agreement (the “Amendment”). The Amendment provides for the consent from the Company and the Seller Representative to the execution and issuance of the Convertible Promissory Note (as defined below) by the Company and amends the Merger Agreement to provide that the repayment of such Convertible Promissory Note by the Company at the closing of the business combination will not be given effect when calculating the Minimum Cash Amount (as defined in the Merger Agreement) for purposes of the minimum cash closing condition.

On April 11, 2023, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at Denali’s request prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate, and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of the Sponsor, upon consummation of a business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of the Company, at a conversion price of $10 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the IPO. In the event that we do not consummate a business combination, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On April 12, 2023,
through a unanimous written resolution of the Board of Directors approved on April 11, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account
, 50% of this amount being a loan from the Sponsor in the form of convertible promissory note as mentioned above, in order to extend the period of time it has to consummate a business combination by an additional three months, from the current deadline of April 11, 2023 to July 11, 2023 (the “Extension”).

I
tem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this report (the “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Denali Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated

financial statements and the notes related thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10
‐
Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022, the Annual Report on Form 10-K filed with the SEC on March 17, 2023, and  the preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC by Denali SPAC Holdco, Inc. on March 29, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 5, 2022 (inception), for the purpose of effecting an initial business combination. While we will not be limited to a particular industry or geographic region in our identification and acquisition of a target company, we intend to focus on technology, consumer and hospitality and will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau). We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of units in the Private Placement to the sponsor, additional shares, debt or a combination of cash, equity and debt.

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

On March 29, 2023 , Denali SPAC Holdco Inc
. filed a Registration Statement on Form S-4 (as may be amended or supplemented from time to time, the “Form S-4” or the “Registration Statement”) with the SEC, which includes a preliminary proxy statement and a prospectus in connection with the proposed Transactions.
For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023 and Form S-4 filed with the SEC on March 29, 2023. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed transactions. Such risks and effects relating to the proposed transactions are included in the Form S-4 filed with the SEC on March 29, 2023, relating to our proposed business combination with Longevity.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through March 31, 2023, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed Longevity Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had a net loss of $1,009,102 which primarily consists of formation and operating expenses of $1,921,748, partially offset by income earned on investment held in the Trust Account of $912,646.

For the period from January 5, 2022 (inception) through March 31, 2022, we had a net loss of $11,343, which consisted of formation and operating costs.

For the three months ended March 31, 2023, we had a decrease in cash of $240,397 resulting from net cash used in operating activities of $240,397.

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $240,397, primarily due to net loss of $1,009,102 for the period and the changes in current assets and liabilities of $1,681,351 due to prepaid expenses of $(5,826) and accounts payable and accrued expenses of $1,687,177. In addition, net cash used in operating activities includes income on the Trust Account of $912,646.

For the period from January 5, 2022 (inception) to March 31, 2022, net cash used in operating activities was $0, primarily due to net loss of $11,343 for the period which resulted from formation and operating costs paid by related party.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $0.

For the period from January 5, 2022 (inception) through March 31, 2022, net cash provided by financing activities was $16,567, primarily due to proceeds from issuance of the Promissory Note to the related party of $80,000 and payment of offering costs of $63,433.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of March 31, 2023, we had investment held in the Trust Account of $86,284,246. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $579,350 outside of the Trust Account. If we do not complete the Longevity Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 25, 2023, we entered into the Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.
On March 29, 2023, Denali SPAC HoldCo filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

As of March 31, 2023, we had a working capital deficit of $ 2,305,553. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts or convert them into equity securities as described below. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
On April 11, 2023, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at Denali’s request prior to the maturity of the Convertible Promissory Note.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2023 (or by October 11, 2023, if the Company further extends the period of time to consummate a business combination), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.
Please refer to the Critical Accounting Policies section of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2023. There have been no changes to those policies.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted ASU 2020-06 yet and has not determined how applying it will impact the condensed consolidated financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

I
tem 3.
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
I
tem 4. Controls and Procedures.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

P
art II. OTHER INFORMATION

I
tem 1.
       LEGAL PROCEEDINGS.

None.

I
tem 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarter Report are any of the risks contained in our registration statement on Form S-1 (File No. 263123) filed in connection with our IPO, our Annual Report on Form 10-K for the annual period ended December 31, 2022, and the Registration Statement on Form S-4 by Denali SPAC Holdco, Inc., relating to our proposed business combination with Longevity (File No. 333-270917), as filed with the SEC on March 17, 2023 and March 29, 2023, respectively.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the annual period ended December 31, 2022, and the Registration Statement on Form S-4 by Denali SPAC Holdco, Inc., relating to our proposed business combination with Longevity (File No. 333-270917), as filed with the SEC on March 17, 2023 and March 29, 2023, respectively. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
I
tem 2.
       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

I
tem 3.
      DEFAULTS UPON SENIOR SECURITIES.

None.

I
tem 4.
     MINE SAFETY DISCLOSURES.

Not applicable.

I
tem 5.
     OTHER INFORMATION.

None.

I
tem 6.
      EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‐Q.

No.	Description of Exhibit
31.1**
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

P
art III. SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2023	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)

