Form 10-Q
period 2023-06-30
Denali Capital Acquisition Corp.
filed 2023-08-15
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period______ from to______

Commission File No. 001-41351

DENALI CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1659463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 15, 2023, there were 8,760,000 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Longevity (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Longevity Biomedical, Inc. (“Longevity”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on March 17, 2023 and in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC (by Denali SPAC Holdco, Inc.) on March 29, 2023, as amended by Amendments Nos. 1 and 2 thereto, filed with the SEC on May 31, 2023 and July 13, 2023, respectively, relating to our proposed business combination with Longevity (the “Longevity Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PArt I. FINANCIAL INFORMATION

ITem 1. CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,125	$819,747
Prepaid expenses	45,325	88,089
Total Current Assets	54,450	907,836
Investments held in Trust Account	88,135,105	85,371,600
Total Assets	$88,189,555	$86,279,436

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,336,204	$1,291,641
Accrued interest expense – related party	4,449	-
Promissory note – related party	412,500	-
Total Current Liabilities	3,753,153	1,291,641
Deferred underwriter compensation	2,887,500	2,887,500
Total Liabilities	6,640,653	4,179,141

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 8,250,000 shares at redemption value of $10.68 and $10.35 per share as of June 30, 2023, and December 31, 2022, respectively	88,135,105	85,371,600

Shareholders’ Deficit:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 8,250,000 shares subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206	206
Additional paid-in capital	—	—
Accumulated deficit	(6,586,460)	(3,271,562)
Total Shareholders’ Deficit	(6,586,203)	(3,271,305)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$88,189,555	$86,279,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH JUNE 30, 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	From January 5, 2022 (Inception) Through June 30, 2022
Formation and operating costs	$563,701	$145,678	$2,485,449	$157,021
Other expense/(income)
Interest expense – related party	4,449	-	4,449	-
Income on Trust Account	(1,025,859)	(114,831)	(1,938,505)	(114,831)
Net income/(loss)	$457,709	$(30,847)	$(551,393)	$(42,190)

Weighted average shares outstanding of redeemable ordinary shares	8,250,000	7,343,407	8,250,000	3,775,424
Basic and diluted net income per share, redeemable ordinary shares	$0.10	$0.55	$0.03	$1.41
Weighted average shares outstanding of non-redeemable ordinary shares	2,572,500	2,495,852	2,572,500	1,886,992
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.13)	$(1.64)	$(0.31)	$(2.85)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$—	$(3,271,562)	$(3,271,305)
Net loss	—	—	—	—	—	(1,009,102)	(1,009,102)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	—	—	—	—	—	(912,646)	(912,646)
Balance as of March 31, 2023	510,000	51	2,062,500	206	—	(5,193,310)	(5,193,053)
Net income	—	—	—	—	—	457,709	457,709
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account and extension deposit)	—	—	—	—	—	(1,850,859)	(1,850,859)
Balance as of June 30, 2023	510,000	$51	2,062,500	$206	$—	$(6,586,460)	$(6,586,203)

FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH JUNE 30, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(11,343)	(11,343)
Balance as of March 31, 2022	—	—	2,156,250	216	24,784	(11,343)	13,657
Proceeds from sale of Public Units	7,500,000	750	—	—	74,999,250	—	75,000,000
Proceeds from sale of Public Units-overallotment	750,000	75	—	—	7,499,925	—	7,500,000
Proceeds from sale of Private Placement Units	480,000	48	—	—	4,799,952	—	4,800,000
Proceeds from sale of Private Placement Units-overallotment	30,000	3	—	—	299,997	—	300,000
Deferred underwriting fees payable at 3.5% of gross proceeds	—	—	—	—	(2,887,500)	—	(2,887,500)
Underwriter’s Discount at 2% of gross proceeds	—	—	—	—	(1,650,000)	—	(1,650,000)
Other deferred offering costs	—	—	—	—	(567,815)	—	(567,815)
Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid in capital	(8,250,000)	(825)	—	—	(72,525,774)	—	(72,526,599)
Allocation of offering costs to Class A ordinary shares subject to possible redemption	—	—	—	—	4,488,135	—	4,488,135
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(14,480,964)	(1,630,572)	(16,111,536)
Forfeiture of Class B ordinary shares	—	—	(93,750)	(10)	10	—	—
Net loss	—	—	—	—	—	(30,847)	(30,847)
Balance as of June 30, 2022	510,000	$51	2,062,500	$206	$—	$(1,672,762)	$(1,672,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND FOR THE PERIOD FROM JANUARY 5, 2022
(INCEPTION) THROUGH JUNE 30, 2022

	Six Months Ended June 30, 2023	From January 5, 2022 (Inception) Through June 30, 2022
Cash flows from operating activities:
Net loss	$(551,393)	$(42,190)
Formation costs paid by the related party	-	11,343
Income on Trust Account	(1,938,505)	(114,831)
Changes in current assets and liabilities:
Prepaid expenses	42,764	(153,770)
Accounts payable and accrued expenses	2,044,562	80,803
Accrued interest expense – related party	4,449	-
Net cash used in operating activities	(398,123)	(218,645)

Cash flows from investing activities:
Investment held in Trust Account	(825,000)	(84,150,000)
Net cash used investing activities	(825,000)	(84,150,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	412,500	80,000
Payment of promissory note to related party	-	(80,000)
Proceeds from related party	-	25,000
Payment to related party	-	(160,020)
Proceeds from issuance of Private Placement Units	-	5,100,000
Proceeds from issuance of Public Units through public offering	-	82,500,000
Payment of offering costs	-	(337,638)
Payment of underwriter’s discount	-	(1,650,000)
Net cash provided by financing activities	412,500	85,477,342

Net change in cash	(810,623)	1,108,697
Cash at beginning of period	819,747	-
Cash at end of period	$9,125	$1,108,697

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering cost settled through the related party payables	$-	$203,677
Deferred offering cost included due to accrued liabilities	$-	$1,500
Deferred offering cost charged to additional paid in capital	$-	$567,815
Allocation of offering costs to Class A ordinary shares subject to redemption	$-	$4,488,135
Reclassification of Class A ordinary shares subject to redemption	$-	$72,526,599
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$2,763,505	$16,111,536
Deferred underwriter fee charged to additional paid in capital	$-	$2,887,500
Forfeiture of Class B ordinary shares	$-	$10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through June 30, 2023, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with the proposed Longevity Business Combination. The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. Further, on April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from then current deadline of April 11, 2023 to July 11, 2023.

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

Business Combination

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination (initially anticipated to be $10.20 per Public Unit, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”)) either prior to or upon consummation of an initial Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Business Combination. The Company initially had until April 11, 2023, 12 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, on April 11, 2023, and then further on July 11, 2023, the Company extended the Combination Period by an additional three months each, from the deadline of April 11, 2023 to October 11, 2023 (refer to Note 9). If the Company is unable to complete the initial Business Combination within the Combination Period, 18 months from the closing of the IPO, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by October 11, 2023, 18 months from the closing of the IPO (refer to Note 9) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by October 11, 2023, 18 months from the closing of the IPO (refer to Note 9), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

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

On January 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“New PubCo”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At the closing of the Transactions (the “Closing”), New PubCo will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

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

In support of the Transactions, the Sponsor and FutureTech Capital LLC, a Delaware limited liability company and an entity controlled by Yuquan Wang, the Chairman of the Board of Longevity (“FutureTech”), entered into a Sponsor Membership Interest Purchase Agreement dated November 8, 2022 (the “MIPA”). FutureTech currently holds notes payable from Longevity that are convertible into shares of Longevity common stock, and is also an affiliate of a significant group of stockholders of Cerevast Medical, Inc. Pursuant to the MIPA, FutureTech agreed to purchase 625,000 Class B units of membership interests in the Sponsor (“Sponsor Membership Units”) for a total purchase price of $5 million, $2 million of which had been paid in exchange for 250,000 Sponsor Membership Units as of the date of the Merger Agreement.  Pursuant to the MIPA, FutureTech has agreed to pay the $3 million balance of the purchase price for the remaining 375,000 Sponsor Membership Units no later than two business days prior to the closing of the Longevity Business Combination.  Each Sponsor Membership Unit entitles FutureTech to receive one Class B ordinary share held by the Sponsor, each of which will convert into one share of New PubCo common stock at the closing of the Longevity Business Combination. FutureTech also agreed pursuant to the MIPA to pay any extension fees required to extend the time to close the Longevity Business Combination and to reimburse the Sponsor’s incurred expenses related to the Longevity Business Combination if the Longevity Business Combination does not close.

On January 26, 2023, the Company filed a Form 8-K/A with the SEC to report the Merger Agreement and other legal agreements relating to the Longevity Business Combination.

On March 29, 2023, Denali SPAC HoldCo, Inc. filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

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

On April 11, 2023, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate, and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of the Sponsor, upon consummation of a business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of the Company, at a conversion price of $10 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares issuable upon conversion of the Private Placement Units that were issued to the Sponsor in connection with the IPO (the “Private Placement Shares”). In the event that we do not consummate a business combination, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023.

On May 31, 2023, Denali SPAC HoldCo, Inc. filed an amendment to Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

On July 11, 2023, the Company issued a convertible promissory note (the “FutureTech Convertible Promissory Note”) in the total principal amount of $825,000 to FutureTech. The FutureTech Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of FutureTech, upon consummation of a business combination, the FutureTech Convertible Promissory Note may be converted in whole or in part into Conversion Shares. The terms of the Conversion Shares will be identical to those of the Private Placement Shares. In the event that the Company does not consummate a business combination, the FutureTech Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 had been deposited into the Company’s Trust Account, this amount being a loan from the FutureTech Convertible Promissory Note issued on July 11, 2023, in order to extend the period of time it has to consummate a business combination by an additional three months, from then current deadline of July 11, 2023 to October 11, 2023 (the “Extension”).

On July 13, 2023, Denali SPAC HoldCo, Inc. filed another amendment to Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500.

Liquidity, Capital Resources and Going Concern Consideration

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on April 12, 2022. Subsequent to the consummation of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and the Company had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, the Company incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs.

As of June 30, 2023, the Company had marketable securities held in the Trust Account of $88,135,105. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of June 30, 2023, the Company had cash of $9,125 outside of the Trust Account. If the Company does not complete the Longevity Business Combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As described above, on January 25, 2023, the Company entered into a Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

As of June 30, 2023, the Company had a working deficit of $3,698,702. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. As of June 30, 2023, there was an amount of $412,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note. Further, an amount of $4,449 with interest at 4.86% on amount borrowed from the Sponsor for the Extension was recognized as accrued interest expense – related party as of June 30, 2023 and interest expense – related party under other (income)/expenses for the three and six months ended June 30, 2023 in unaudited condensed consolidated statements of operations. On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from then current deadline of July 11, 2023 to October 11, 2023. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through October 11, 2023 (refer to Note 9), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on March 17, 2023. The condensed consolidated Balance Sheet as of December 31, 2022 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Any intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on June 30, 2023 and December 31, 2022.

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

Offering Costs

Offering costs incurred during the three months ended June 30, 2022 were $5,105,315 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were initially charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares and Public Warrants (as defined below in Note 3) based on the relative fair values of the Public Shares and Public Warrants. Accordingly, $4,488,135 was allocated to the Public Shares and charged to temporary equity, and $617,180 was allocated to Public Warrants and charged to shareholders’ deficit during the three months ended June 30, 2022.

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

Convertible Debt

The Company issues debt that may have conversion features.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, we must first assess whether the embedded equity-linked component is clearly and closely related to its host instruments. If a component is clearly and closely related to its host instruments, then we have to assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the embedded derivative using the Black Scholes method upon the date of issuance. If the fair value of the embedded derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. The derivative shall be recorded at fair value as liability and the carrying value assigned to the host contract represents the difference between the previous carrying amount of the hybrid instrument and the fair value of the derivative; therefore, there is no gain or loss from the initial recognition and measurement of an embedded derivative that is accounted for separately from its host contract.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the share price on the commitment date. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the class of shares into which it is convertible and is recorded as additional paid in capital and as a debt discount in the condensed consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated statements of operations.

Convertible debt – contingent beneficial conversion feature – When assessing the convertible debt for BCF, we also assess whether the conversion feature meets the requirements to be treated as contingent beneficial conversion feature (“Contingent BCF”), as follows: a) the instrument becomes convertible only upon the occurrence of a future event outside the control of the holder; b) the instrument is convertible from inception but contains conversion terms that change upon the occurrence of a future event. If the conversion feature is within convertible debt meets the requirement to be treated as Contingent BCF, it shall not be recognized in the earnings until the contingency is resolved.

If the conversion feature does not qualify for either the derivative treatment or as a BCF (including Contingent BCF), the convertible debt is treated as traditional debt.

The conversion feature in convertible promissory note issued by the Company on April 11, 2023, does not qualify for either the derivative treatment or for BCF. These have been treated as Contingent BCF which shall not be recognized in the earnings until the contingency is resolved. These convertible promissory notes are presented as traditional debt as of June 30, 2023 in unaudited condensed consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from the IPO	$82,500,000
Less:

Proceeds allocated to Public Warrants	(9,973,401)
Allocation of offering costs related to redeemable shares	(4,488,135)

Plus:
Initial measurement of carrying value to redemption value	16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	1,221,600
Ordinary shares subject to possible redemption – December 31, 2022	85,371,600
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	912,646
Ordinary shares subject to possible redemption – March 31, 2023	86,284,246
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	1,025,859
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	825,000
Ordinary shares subject to possible redemption – June 30, 2023	$88,135,105

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

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and convertible promissory note are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of June 30, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	January 5, 2022 (Inception) to June 30, 2022
Net income/(loss)	$457,709	$(551,393)	$(30,847)	$(42,190)
Accretion of temporary equity to redemption value	(1,850,859)	(2,763,505)	(16,111,536)	(16,111,536)
Net loss including accretion of temporary equity	$(1,393,150)	$(3,314,898)	$(16,142,383)	$(16,153,726)

	Three months ended June 30, 2023		Six months ended June 30, 2023		Three months ended June 30, 2022		January 5, 2022 (Inception) to June 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(1,061,999)	(331,151)	(2,526,949)	(787,949)	(12,047,664)	(4,094,719)	(10,770,521)	(5,383,205)
Accretion of temporary equity to redemption value	1,850,859	—	2,763,505	—	16,111,536	—	16,111,536	—
Allocation of net income/(loss)	788,860	(331,151)	236,556	(787,949)	4,063,872	(4,094,719)	5,341,015	(5,383,205)

Denominators:
Weighted-average shares outstanding	8,250,000	2,572,500	8,250,000	2,572,500	7,343,407	2,495,852	3,775,424	1,886,992
Basic and diluted net income/(loss) per share	0.10	(0.13)	0.03	(0.31)	0.55	(1.64)	1.41	(2.85)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction and the location of all members of management, sponsors, directors, any employees, or assets to the extent employed is the United States.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the six months ended June 30, 2023 and for the period from January 5, 2022 (inception) through June 30, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

If the Company does not complete a Business Combination within 18 months from the closing of the IPO (refer to Note 9), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2022, the Company issued an aggregate of 2,156,250 founder shares to the Sponsor in exchange for a payment of $25,000 from the Sponsor for deferred offering costs. In March 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 110,000 founder shares to certain members of the Company’s board of directors. On May 23, 2022, 93,750 founder shares were forfeited by the Sponsor as the underwriters did not exercise their over-allotment option on the remaining 375,000 Public Units (see Note 6), resulting in the Sponsor holding a balance of 1,932,500 founder shares.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Due to the Related Party

The Sponsor paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and were non-interest bearing. During the period from January 5, 2022 (inception) through March 31, 2022, the Sponsor paid $215,020 of formation, operating costs and offering costs on behalf of the Company. On April 12, 2022, the Company paid the Sponsor $160,020 and on April 14, 2022, the Company received $25,000 from the Sponsor. Subsequently on July 19, 2022, the Company fully paid the remaining $80,000 to the related party.

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. The Company deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023. As of June 30, 2023, Working Capital Loans equivalent to $412,500 in the form of the Convertible Promissory Note were outstanding. Further, an amount of $4,449 with interest at 4.86% on amount borrowed from the Sponsor for the Extension was recognized as accrued Interest expense – related party as of June 30, 2023 and interest expense – related party under other (income)/expenses for the three and six months ended June 30, 2023 in unaudited condensed consolidated statements of operations. As of December 31, 2022, no Working Capital Loans were outstanding. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in Working Capital Loans being increased to $492,500 and the available borrowing capacity being reduced to $332,500.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying condensed consolidated balance sheets. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 510,000 Class A ordinary shares issued and outstanding, excluding 8,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$88,135,105	$88,135,105	-	-

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$85,371,600	$85,371,600	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On July 11, 2023, the Company issued the FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech. The FutureTech Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of FutureTech, upon consummation of a business combination, the FutureTech Convertible Promissory Note may be converted in whole or in part into Conversion Shares. The terms of the Conversion Shares will be identical to those of the Private Placement Shares. In the event that the Company does not consummate a business combination, the FutureTech Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 had been deposited into the Company’s Trust Account, this amount being a loan from the FutureTech Convertible Promissory Note issued on July 11, 2023, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023 (the “Extension”).

On July 11, 2023 and then again on August 11, 2023, the Company extended its directors and officers insurance policy until August 7, 2023 and September 7, 2023, respectively, for gross premium including taxes totaling $24,691.

On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal balance of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022, the Annual Report on Form 10-K filed with the SEC on March 17, 2023, and the preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC by Denali SPAC Holdco, Inc. on March 29, 2023, as amended by Amendments Nos. 1 and 2 thereto, filed with the SEC on May 31, 2023 and July 13, 2023, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On January 25, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“New PubCo”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”).

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

On March 29, 2023, Denali SPAC Holdco, Inc. filed a Registration Statement on Form S-4 (as may be amended or supplemented from time to time, the “Form S-4” or the “Registration Statement”) with the SEC, which includes a preliminary proxy statement and a prospectus in connection with the proposed Transactions.

For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023 and Form S-4 filed with the SEC on March 29, 2023, as amended by Amendments Nos. 1 and 2 thereto, filed with the SEC on May 31, 2023 and July 13, 2023, respectively. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed transactions. Such risks and effects relating to the proposed transactions are included in the Amendment No. 2 to Form S-4 filed with the SEC on July 13, 2023, relating to our proposed business combination with Longevity.

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

On April 11, 2023, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate, and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of the Sponsor, upon consummation of a business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of the Company, at a conversion price of $10 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares issuable upon conversion of the Private Placement Units that were issued to the Sponsor in connection with the IPO (the “Private Placement Shares”). In the event that we do not consummate a business combination, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023.

On July 11, 2023, the Company issued a convertible promissory note in the total principal amount of $825,000 to FutureTech Capital LLC, a Delaware limited liability company (“FutureTech”) (the “FutureTech Convertible Promissory Note”). The FutureTech Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of FutureTech, upon consummation of a business combination, the FutureTech Convertible Promissory Note may be converted in whole or in part into Conversion Shares. The terms of the Conversion Shares will be identical to those of the Private Placement Shares. In the event that the Company does not consummate a business combination, the FutureTech Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 had been deposited into the Company’s Trust Account, this amount being a loan from the FutureTech Convertible Promissory Notes issued on July 11, 2023, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023 (the “Extension”).

On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through June 30, 2023, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed Longevity Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2023, we had a net income of $457,709 which primarily consists of income earned on investment held in the Trust Account of $1,025,859 being partially offset by formation and operating expenses of $563,701 and interest expense – related party of $4,449.

For the six months ended June 30, 2023, we had a net loss of $551,393 which primarily consists of formation and operating expenses of $2,485,449 and interest expense – related party of $4,449 being partially offset by income earned on investment held in the Trust Account of $1,938,505.

For the three months ended June 30, 2022, we had a net loss of $30,847 which primarily consisted of formation and operating expenses of $145,678 being partially offset by income earned on investment held in the Trust Account of $114,831.

For the period from January 5, 2022 (inception) through June 30, 2022, we had a net loss of $42,190, which consisted of formation and operating costs of $157,021 being partially offset by income earned on investment held in the Trust Account of $114,831.

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $398,123, primarily due to a net loss of $551,393 for the period and the changes in current assets and liabilities of $2,091,775, primarily due to prepaid expenses of $42,764 and accounts payable, accrued expenses of $2,044,562 and accrued interest expense – related party of $4,449. In addition, net cash used in operating activities includes adjustments to reconcile net loss from income on the Trust Account of $1,938,505.

For the period from January 5, 2022 (inception) through June 30, 2022, net cash used in operations was $218,645 primarily due to a net loss of $42,190 for the period and the changes in current assets and liabilities of $72,967, which consisted of prepaid expenses of $153,770 and accounts payable and accrued expenses of $80,803. In addition, net cash used in operating activities includes adjustments to reconcile net loss from formation costs paid by related party of $11,343 and income on Trust Account of $114,831.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $825,000 primarily due to investment held in Trust Account of $825,000 To extend the period of time the Company has to consummate its initial business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023.

For the period from January 5, 2022 (inception) through June 30, 2022, net cash used in investing activities was $84,150,000 primarily due to investment held in Trust Account of $84,150,000 following the consummation of the IPO on April 11, 2022.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $412,500 primarily due to proceeds from issuance of promissory note to related party of $412,500.

For the period from January 5, 2022 (inception) through June 30, 2022, net cash provided by financing activities was $85,477,342 primarily due to proceeds from issuance of promissory note to related party of $80,000, proceeds from related party of $25,000 and proceeds from issuance of Private Placement Units of $5,100,000, proceeds from issuance of Public Units through public offering of $82,500,000, partially offset by payment of promissory note to related party of $80,000, payment to related party of $160,020, payment of offering costs of $337,638 and payment of underwriter’s discount of $1,650,000.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of June 30, 2023, we had investment held in the Trust Account of $88,135,105. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $9,125 outside of the Trust Account. If we do not complete the Longevity Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 25, 2023, we entered into the Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

On March 29, 2023, Denali SPAC HoldCo, Inc. filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

On May 31, 2023, Denali SPAC HoldCo, Inc. filed an amendment to Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

On July 13, 2023, Denali SPAC HoldCo, Inc. filed another amendment to Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement.

As of June 30, 2023, we had a working capital deficit of $3,698,702. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. On April 11, 2023, we issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. As of June 30, 2023, there was an amount of $412,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note. Further, an amount of $4,449 with interest at 4.86% on amount borrowed from the Sponsor for the Extension was recognized as accrued interest expense – related party as of June 30, 2023 and interest expense – related party under other (income)/expenses for the three and six months ended June 30, 2023 in unaudited condensed consolidated statements of operations. On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through October 11, 2023 (refer to Note 9 in the unaudited condensed financial statements), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Please refer to the Critical Accounting Policies section of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2023. There have been no changes to those policies, except as follows:

Convertible Debt

The Company issues debt that may have conversion features.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, we must first assess whether the embedded equity-linked component is clearly and closely related to its host instruments. If a component is clearly and closely related to its host instruments, then we have to assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the embedded derivative using the Black Scholes method upon the date of issuance. If the fair value of the embedded derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. The derivative shall be recorded at fair value as liability and the carrying value assigned to the host contract represents the difference between the previous carrying amount of the hybrid instrument and the fair value of the derivative; therefore, there is no gain or loss from the initial recognition and measurement of an embedded derivative that is accounted for separately from its host contract.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the share price on the commitment date. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the class of shares into which it is convertible and is recorded as additional paid in capital and as a debt discount in the condensed consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated statements of operations.

Convertible debt – contingent beneficial conversion feature – When assessing the convertible debt for BCF, we also assess whether the conversion feature meets the requirements to be treated as contingent beneficial conversion feature (“Contingent BCF”), as follows: a) the instrument becomes convertible only upon the occurrence of a future event outside the control of the holder; b) the instrument is convertible from inception but contains conversion terms that change upon the occurrence of a future event. If the conversion feature is within convertible debt meets the requirement to be treated as Contingent BCF, it shall not be recognized in the earnings until the contingency is resolved.

If the conversion feature does not qualify for either the derivative treatment or as a BCF (including Contingent BCF), the convertible debt is treated as traditional debt.

The conversion feature in convertible promissory note issued by the Company on April 11, 2023, does not qualify for either the derivative treatment or for BCF. These have been treated as Contingent BCF which shall not be recognized in the earnings until the contingency is resolved. These convertible promissory notes are presented as traditional debt as of June 30, 2023 in unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks contained in our registration statement on Form S-1 (File No. 263123) filed in connection with our IPO, our Annual Report on Form 10-K for the annual period ended December 31, 2022, and the Registration Statement on Form S-4 by Denali SPAC Holdco, Inc., relating to our proposed business combination with Longevity (File No. 333-270917), as filed with the SEC on March 17, 2023 and March 29, 2023, respectively.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the annual period ended December 31, 2022, as filed with the SEC on March 17, 2023, and the Registration Statement on Form S-4 by Denali SPAC Holdco, Inc., as filed with the SEC on March 29, 2023, as amended by Amendments Nos. 1 and 2 thereto, filed with the SEC on May 31, 2023 and July 13, 2023, respectively, relating to our proposed business combination with Longevity (File No. 333-270917). However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed herein.

***	Furnished herein.

Part III.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2023	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)