Form 10-Q
period 2023-09-30
Denali Capital Acquisition Corp.
filed 2023-11-09
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 4,537,829 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Longevity (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Longevity Biomedical, Inc. (“Longevity”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022 and the ongoing hostilities in the Middle East, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on March 17, 2023 and in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC (by Denali SPAC Holdco, Inc.) on March 29, 2023, as amended by Amendments Nos. 1, 2, 3 and 4 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023 and October 20, 2023, respectively, relating to our proposed business combination with Longevity (the “Longevity Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PArt I. FINANCIAL INFORMATION

ITem 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,460	$819,747
Prepaid expenses	22,190	88,089
Total Current Assets	35,650	907,836
Investments held in Trust Account	90,111,334	85,371,600
Total Assets	$90,146,984	$86,279,436

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,743,309	$1,291,641
Accrued interest expense – related party	10,290	-
Accrued interest expense – others	8,897	-
Promissory note – related party	492,500	-
Promissory note – others	825,000	-
Total Current Liabilities	5,079,996	1,291,641
Deferred underwriter compensation	2,887,500	2,887,500
Total Liabilities	7,967,496	4,179,141

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 8,250,000 shares at redemption value of $10.92 and $10.35 per share as of September 30, 2023, and December 31, 2022, respectively	90,111,334	85,371,600

Shareholders’ Deficit:
Preference shares $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 8,250,000 shares subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206	206
Additional paid-in capital	—	—
Accumulated deficit	(7,932,103)	(3,271,562)
Total Shareholders’ Deficit	(7,931,846)	(3,271,305)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$90,146,984	$86,279,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM
JANUARY 5, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	From January 5, 2022 (Inception) Through September 30, 2022
Formation and operating costs	$505,905	$72,961	$2,991,344	$229,983
Other expense/(income)
Interest expense	14,738	-	19,197	-
Income on Trust Account	(1,151,229)	(380,429)	(3,089,734)	(495,261)
Net income	$630,586	$307,468	$79,193	$265,278

Weighted average shares outstanding of redeemable ordinary shares	8,250,000	8,250,000	8,250,000	5,305,762
Basic and diluted net income per share, redeemable ordinary shares	$0.12	$0.04	$0.14	$0.93
Weighted average shares outstanding of non-redeemable ordinary shares	2,572,500	2,572,500	2,572,500	2,121,441
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.12)	$(0.01)	$(0.43)	$(2.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$—	$(3,271,562)	$(3,271,305)
Net loss	—	—	—	—	—	(1,009,102)	(1,009,102)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	—	—	—	—	—	(912,646)	(912,646)
Balance as of March 31, 2023	510,000	51	2,062,500	206	—	(5,193,310)	(5,193,053)
Net income	—	—	—	—	—	457,709	457,709
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account and extension deposit)	—	—	—	—	—	(1,850,859)	(1,850,859)
Balance as of June 30, 2023	510,000	51	2,062,500	206	—	(6,586,460)	(6,586,203)
Net income	—	—	—	—	—	630,586	630,586
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account and extension deposit)	—	—	—	—	—	(1,976,229)	(1,976,229)
Balance as of September 30, 2023	510,000	$51	2,062,500	$206	$—	$(7,932,103)	$(7,931,846)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE PERIOD FROM JANUARY 5, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(11,343)	(11,343)
Balance as of March 31, 2022	—	—	2,156,250	216	24,784	(11,343)	13,657
Proceeds from sale of Public Units	7,500,000	750	—	—	74,999,250	—	75,000,000
Proceeds from sale of Public Units-overallotment	750,000	75	—	—	7,499,925	—	7,500,000
Proceeds from sale of Private Placement Units	480,000	48	—	—	4,799,952	—	4,800,000
Proceeds from sale of Private Placement Units-overallotment	30,000	3	—	—	299,997	—	300,000
Deferred underwriting fees payable at 3.5% of gross proceeds	—	—	—	—	(2,887,500)	—	(2,887,500)
Underwriter’s Discount at 2% of gross proceeds	—	—	—	—	(1,650,000)	—	(1,650,000)
Other deferred offering costs	—	—	—	—	(567,815)	—	(567,815)
Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid in capital	(8,250,000)	(825)	—	—	(72,525,774)	—	(72,526,599)
Allocation of offering costs to Class A ordinary shares subject to possible redemption	—	—	—	—	4,488,135	—	4,488,135
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(14,480,964)	(1,630,572)	(16,111,536)
Forfeiture of Class B ordinary shares	—	—	(93,750)	(10)	10	—	—
Net loss	—	—	—	—	—	(30,847)	(30,847)
Balance as of June 30, 2022	510,000	51	2,062,500	206	—	(1,672,762)	(1,672,505)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)						(495,261)	(495,261)
Net income	—	—	—	—	—	307,468	307,468
Balance as of September 30, 2022	510,000	$51	2,062,500	$206	$—	$(1,860,555)	$(1,860,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM
JANUARY 5, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Nine Months Ended September 30, 2023	From January 5, 2022 (Inception) Through September 30, 2022
Cash flows from operating activities:
Net income	$79,193	$265,278
Formation costs paid by the related party	-	11,343
Income on Trust Account	(3,089,734)	(495,261)
Changes in current assets and liabilities:
Prepaid expenses	65,899	(132,427)
Accounts payable and accrued expenses	2,451,668	90,803
Accrued interest expense – related party	10,290	-
Accrued interest expense – others	8,897
Net cash used in operating activities	(473,787)	(260,264)

Cash flows from investing activities:
Investment held in Trust Account	(825,000)	(84,150,000)
Net cash used in investing activities	(825,000)	(84,150,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	492,500	80,000
Payment of promissory note to related party	-	(80,000)
Proceeds from related party	-	25,000
Payment to related party	-	(240,020)
Proceeds from issuance of Private Placement Units	-	5,100,000
Proceeds from issuance of Public Units through public offering	-	82,500,000
Payment of offering costs	-	(339,138)
Payment of underwriter’s discount	-	(1,650,000)
Net cash provided by financing activities	492,500	85,395,842

Net change in cash	(806,287)	985,578
Cash at beginning of period	819,747	-
Cash at end of period	$13,460	$985,578

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering cost settled through the related party payables	$-	$203,677
Deferred offering cost charged to additional paid-in capital	$-	$567,815
Allocation of offering costs to Class A ordinary shares subject to redemption	$-	$4,488,135
Reclassification of Class A ordinary shares subject to redemption	$-	$72,526,599
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$-	$16,111,536
Increase in investment held in Trust Account through issuance of promissory note	$825,000	$-
Subsequent measurement of Common stock subject to possible redemption	$4,739,734	$495,261
Deferred underwriter fee charged to additional paid-in capital	$-	$2,887,500
Forfeiture of Class B ordinary shares	$-	$10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023
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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through September 30, 2023, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with the proposed Longevity Business Combination. The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. Further, on April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023. On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 has been deposited into the Company’s Trust Account in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023. Furthermore, subsequently, on October 11, 2023, the Company issued another press release announcing that the Company’s shareholders extended the date by which the Company must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (the “Extension”). The Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, and hence, an aggregate of $50,000 has been deposited into the Company’s Trust Account in order to extend the period of time it has to consummate a business combination by an additional month, from the current deadline of October 11, 2023 to November 11, 2023. During the shareholder’s meeting held on October 11, 2023, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 4,537,829 public shares outstanding.

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

Business Combination

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination (initially anticipated to be $10.20 per Public Unit, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”)) either prior to or upon consummation of an initial Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Business Combination. In shareholders’ meeting held on October 11, 2023, it was resolved to eliminate this limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment”). If the Company is unable to complete the initial Business Combination within the Combination Period, including Extension (refer to Note 9), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by November 11, 2023, (refer to Note 9) and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by November 11, 2023 (refer to Note 9), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination. During an extraordinary general meeting held on October 11, 2023, a proposal was approved that Class A ordinary shares will be issued to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”). No such conversions have been made as of the date of this filing. Further, such Class A ordinary shares do not possess redemption rights.

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

On January 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

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

In support of the Transactions, the Sponsor and FutureTech Capital LLC, a Delaware limited liability company and an entity controlled by Yuquan Wang, the Chairman of the Board of Longevity (“FutureTech”), entered into a Sponsor Membership Interest Purchase Agreement dated November 8, 2022 (the “MIPA”). FutureTech currently holds notes payable from Longevity that are convertible into shares of Longevity common stock, and is also an affiliate of a significant group of stockholders of Cerevast Medical, Inc. Pursuant to the MIPA, FutureTech agreed to purchase 625,000 Class B units of membership interests in the Sponsor (“Sponsor Membership Units”) for a total purchase price of $5 million, $2 million of which had been paid in exchange for 250,000 Sponsor Membership Units as of the date of the Merger Agreement.  Pursuant to the MIPA, FutureTech has agreed to pay the $3 million balance of the purchase price for the remaining 375,000 Sponsor Membership Units no later than two business days prior to the closing of the Longevity Business Combination.  Each Sponsor Membership Unit entitles FutureTech to receive one Class B ordinary share held by the Sponsor, each of which will convert into one share of Holdco common stock at the closing of the Longevity Business Combination. FutureTech also agreed pursuant to the MIPA to pay any extension fees required to extend the time to close the Longevity Business Combination and to reimburse the Sponsor’s incurred expenses related to the Longevity Business Combination if the Longevity Business Combination does not close.

On January 26, 2023, the Company filed a Form 8-K/A with the SEC to report the Merger Agreement and other legal agreements relating to the Longevity Business Combination.

On March 29, 2023, Holdco filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement, as being further amended by Amendment Nos. 1, 2, 3 and 4 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023 and October 20, 2023, respectively.

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

On August 23, 2023, HoldCo entered into a Subscription Agreement (the “Subscription Agreement”) with FutureTech, pursuant to which, among other things, FutureTech agreed to subscribe for and purchase, and Holdco agreed to issue and sell to FutureTech, 1,800,000 shares of Holdco’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at a purchase price equal to $10.00 per share (the “Private Offering”) in connection with a financing effort related to the proposed business combination to be effected pursuant to the Merger Agreement. The closing of the Private Offering is contingent upon the concurrent consummation of the Business Combination.

Pursuant to the Merger Agreement, the parties thereto agreed that the obligations of Longevity to consummate the Business Combination are subject to satisfaction or waiver by Longevity of the condition that the aggregate unrestricted cash proceeds available, after giving effect to the payment of certain of the Company’s and Longevity’s transaction expenses, to fund the balance sheet of the Company be at least $30,000,000 (the “Minimum Cash Condition”). On August 29, 2023, Longevity agreed to waive such Minimum Cash Condition irrevocably and unconditionally.

On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (“Payee”). The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Such Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023. Upon consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert up to the total principal amount of this Note, in whole or in part, into Class A ordinary shares in the capital of the Company (each, an “Ordinary Share”), at a conversion price of $10.00 per Ordinary Share. The Ordinary Shares shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO.

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

As of September 30, 2023, the Company had marketable securities held in the Trust Account of $90,111,334. The Company intends to use substantially all of the remaining funds held in the Trust Account (after the redemption discussed above), including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of September 30, 2023, the Company had cash of $13,460 outside of the Trust Account. If the Company does not complete the Longevity Business Combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As described above, on January 25, 2023 and as amended on April 11, 2023, the Company entered into a Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

As of September 30, 2023, the Company had a working capital deficit of $5,044,346. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500. As of September 30, 2023, there was an amount of $492,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $10,290 with interest at 4.86% on amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of September 30, 2023. On October 12, 2023, the Sponsor lent another $150,000 to the Company, resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $642,500.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from the then current deadline of July 11, 2023 to October 11, 2023. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from the then current deadline of October 11, 2023 to November 11, 2023. As of September 30, 2023, there was an amount of $825,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, an amount of $8,897 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of September 30, 2023.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2023, subject to monthly extensions, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action, related sanctions on the world economy and the ongoing hostilities in the Middle East are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on March 17, 2023. The condensed consolidated Balance Sheet as of December 31, 2022 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on September 30, 2023 and December 31, 2022.

Investment Held in Trust Account

The Company’s portfolio of investment held in the Trust Account is comprised of an investment in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. Gains and losses resulting from the change in fair value of these securities are included in income on Trust Account in the accompanying condensed consolidated statements of operations. The fair values of investment held in the Trust Account are determined using available market information.

Offering Costs

Offering costs incurred during the period up to IPO date, were $5,105,315 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were initially charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares and Public Warrants (as defined below in Note 3) based on the relative fair values of the Public Shares and Public Warrants. Accordingly, $4,488,135 was allocated to the Public Shares and charged to temporary equity, and $617,180 was allocated to Public Warrants and charged to shareholders’ deficit during the three months ended June 30, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for 8,250,000 Public Warrants (as defined in Note 3) and 510,000 Private Placement Warrants (as defined in Note 4) as equity-classified instruments.

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

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the share price on the commitment date. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the class of shares into which it is convertible and is recorded as additional paid in capital and as a debt discount in the condensed consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the unaudited condensed consolidated statements of operations.

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

The conversion feature in convertible promissory note issued by the Company on April 11, 2023 and July 11, 2023 does not qualify for either the derivative treatment or for BCF. These have been treated as Contingent BCF which shall not be recognized in the earnings until the contingency is resolved. These convertible promissory notes are presented as traditional debt as of September 30, 2023 in the unaudited condensed consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 8,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. Refer to Note 9 Subsequent Events for redemptions after September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from the IPO	$82,500,000
Less:

Proceeds allocated to Public Warrants	(9,973,401)
Allocation of offering costs related to redeemable shares	(4,488,135)

Plus:
Initial measurement of carrying value to redemption value	16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	1,221,600
Ordinary shares subject to possible redemption – December 31, 2022	85,371,600
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	912,646
Ordinary shares subject to possible redemption – March 31, 2023	86,284,246
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	1,025,859
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	825,000
Ordinary shares subject to possible redemption – June 30, 2023	88,135,105
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	1,151,229
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	825,000
Ordinary shares subject to possible redemption – September 30, 2023	$90,111,334

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

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of September 30, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2022	January 5, 2022 (Inception) to September 30, 2022
Net income	$630,586	$79,193	$307,468	$265,278
Accretion of temporary equity to redemption value	(1,976,229)	(4,739,734)	(380,429)	(16,606,797)
Net loss including accretion of temporary equity	$(1,345,643)	$(4,660,541)	$(72,961)	$(16,341,519)

	Three months ended September 30, 2023		Nine months ended September 30, 2023		Three months ended September 30, 2022		January 5, 2022 (Inception) to September 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(1,025,785)	$(319,858)	$(3,552,734)	$(1,107,807)	$(55,618)	$(17,343)	$(11,673,872)	$(4,667,647)
Accretion of temporary equity to redemption value	1,976,229	—	4,739,734	—	380,429	—	16,606,797	—
Allocation of net income/(loss)	$950,444	$(319,858)	$1,187,000	$(1,107,807)	$324,811	$(17,343)	$4,932,925	$(4,667,647)

Denominators:
Weighted-average shares outstanding	8,250,000	2,572,500	8,250,000	2,572,500	8,250,000	2,572,500	5,305,762	2,121,441
Basic and diluted net income/(loss) per share	$0.12	$(0.12)	$0.14	$(0.43)	$0.04	$(0.01)	$0.93	$(2.20)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the nine months ended September 30, 2023 and for the period from January 5, 2022 (inception) through September 30, 2022.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. The Company deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500. As of September 30, 2023, there was an amount of $492,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note. Further, an amount of $10,290 with interest at 4.86% on amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of September 30, 2023 (refer Balance Sheet). Amounts of $5,841 and $10,290 were recognized as interest expense – related party under other (income)/expenses for the three and nine months ended September 30, 2023, respectively, in the unaudited condensed consolidated statements of operations. On October 12, 2023, the Sponsor lent another $150,000 to the Company, resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $642,500.

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

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 510,000 Class A ordinary shares issued and outstanding, excluding 8,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares on the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. During a shareholders’ extraordinary general meeting held on October 11, 2023, a proposal was approved that Class A ordinary shares will be issued to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”).

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$90,111,334	$90,111,334	-	-

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$85,371,600	$85,371,600	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On October 11, 2023, the shareholders of the Company held an extraordinary general meeting of shareholders (the “Shareholder Meeting”) for a few proposals which were subsequently approved as below:

(1)	Extension of the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities (an “initial business combination”); (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s then outstanding Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from October 11, 2023 (the “Termination Date”) to July 11, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred (such applicable later date, the “Extended Date”), without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination (the “Extension Amendment”);

(2)	Permission for the issuance of Class A ordinary shares to holders of Class B ordinary shares upon the exercise of the right of a holder to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”);

(3)	Elimination of the limitation that the Company may not redeem Public Shares (as defined therein) in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment”).

On October 11, 2023, the Company issued a convertible promissory note in the total principal amount of up to $450,000 to FutureTech with an initial principal balance of $50,000 and the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $50,000 of such amount (lesser of $50,000 or $0.03 per public share that was outstanding on October 11, 2023) has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023.

Further, on October 11, 2023, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 4,537,829 public shares outstanding.

On October 12, 2023, the Sponsor lent another $150,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $642,500.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022, the Annual Report on Form 10-K filed with the SEC on March 17, 2023, and the preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC by Denali SPAC Holdco, Inc. on March 29, 2023, as amended by Amendments Nos. 1, 2, 3 and 4 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023 and October 20, 2023, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On January 25, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”).

Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company, with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity, with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At Closing, Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Capital Market under the ticker symbol “LBIO.”

On March 29, 2023, Holdco. filed a Registration Statement on Form S-4 (as may be amended or supplemented from time to time, the “Form S-4” or the “Registration Statement”) with the SEC, which includes a preliminary proxy statement and a prospectus in connection with the proposed Transactions.

For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023, and Form S-4 filed with the SEC on March 29, 2023, as amended by Amendments Nos. 1, 2, 3 and 4 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023 and October 20, 2023, respectively. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed transactions. Such risks and effects relating to the proposed transactions are included in Amendment No. 4 to Form S-4 filed with the SEC on October 20, 2023, relating to our proposed business combination with Longevity.

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

On July 11, 2023, the Company issued another convertible promissory note in the total principal amount of $825,000 to FutureTech Capital LLC, a Delaware limited liability company (“FutureTech”) (the “FutureTech Convertible Promissory Note”). The FutureTech Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate and matures upon the earlier of (i) the closing of the Company’s initial business combination and (ii) the date of the liquidation of the Company. At the option of FutureTech, upon consummation of a business combination, the FutureTech Convertible Promissory Note may be converted in whole or in part into Conversion Shares. The terms of the Conversion Shares will be identical to those of the Private Placement Shares. In the event that the Company does not consummate a business combination, the FutureTech Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

On August 23, 2023, Holdco entered into a Subscription Agreement (the “Subscription Agreement”) with FutureTech, pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and Holdco agreed to issue and sell to the Investor, 1,800,000 shares of Holdco’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at a purchase price equal to $10.00 per share (the “Private Offering”) in connection with a financing effort related to the proposed Business Combination to be effected pursuant to the Merger Agreement. The closing of the Private Offering is contingent upon the concurrent consummation of the Business Combination.

Pursuant to the Merger Agreement, the parties thereto agreed that the obligations of Longevity to consummate the Business Combination are subject to satisfaction or waiver by Longevity of the condition that the aggregate unrestricted cash proceeds available, after giving effect to the payment of certain of the Company’s and Longevity’s transaction expenses, to fund the balance sheet of the Company be at least $30,000,000 (the “Minimum Cash Condition”). On August 29, 2023, Longevity agreed to waive such Minimum Cash Condition irrevocably and unconditionally.

On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (“Payee”). The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Such Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023. Upon consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert up to the total principal amount of this Note, in whole or in part, into Class A ordinary shares in the capital of the Company (each, an “Ordinary Share”), at a conversion price of $10.00 per Ordinary Share. The Ordinary Shares shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO.

On October 11, 2023, the Company announced that the Company’s shareholders voted in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”) to, amongst other things, extend the date by which the Company must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (the “Extension”). The Company also announced that an aggregate of $50,000 has been deposited into the Company’s trust account to extend the period of time the Company has to consummate its initial business combination by an additional month in accordance with the amended terms of the Articles.

Furthermore, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 4,537,829 public shares outstanding.

On October 12, 2023, the Sponsor lent another $150,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $642,500.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through September 30, 2023, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed Longevity Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2023, we had a net income of $630,586 which primarily consists of income earned on investment held in the Trust Account of $1,151,229 being partially offset by formation and operating expenses of $505,905 and interest expense of $14,738.

For the nine months ended September 30, 2023, we had a net income of $79,193 which primarily consists of income earned on investment held in the Trust Account of $3,089,734 being partially offset by formation and operating expenses of $2,991,344 and interest expense of $19,197.

For the three months ended September 30, 2022, we had net income of $307,468, which consists of interest earned on investment held in the Trust Account of $380,429 partially offset by $72,961 of formation and operating costs.

For the period from January 5, 2022 (inception) through September 30, 2022, we had net income of $265,278, which consists of interest earned on investment held in the Trust Account of $495,261 partially offset by $229,983 of formation and operating costs.

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $473,787, primarily due to a net income of $79,193 for the period and the changes in current assets and liabilities of $2,536,754, primarily due to prepaid expenses of $65,899 and accounts payable, accrued expenses of $2,451,668 and accrued interest expense – related party of $10,290 and accrued interest expense – others of $8,897. In addition, net cash used in operating activities includes adjustments to reconcile net income from income on the Trust Account of $3,089,734.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $825,000 primarily due to investment held in Trust Account of $825,000 to extend the period of time the Company has to consummate its initial business combination by an additional three months, from the then current deadline of July 11,2023 to October 11, 2023.

For the period from January 5, 2022 (inception) through September 30, 2022, net cash used in investing activities was $84,150,000 due to investment held in Trust Account through proceeds from issuance of public units and private units.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $492,500 primarily due to proceeds from issuance of promissory note to related party of $492,500.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of September 30, 2023, we had investment held in the Trust Account of $90,111,334. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $13,460 outside of the Trust Account. If we do not complete the Longevity Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 25, 2023, and as amended on April 11, 2023, we entered into the Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

On March 29, 2023, HoldCo filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement, as being further amended by Amendment Nos. 1, 2, 3 and 4 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023 and October 20, 2023, respectively.

For finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. On April 11, 2023, we issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500. As of September 30, 2023, there was an amount of $492,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $10,290 with interest at 4.86% on amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of September 30, 2023. On October 12, 2023, the Sponsor lent another $150,000 to the Company, resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $642,500.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023. As of September 30, 2023, there was an amount of $825,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, amount of $8,897 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others, respectively as of September 30, 2023.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2023, subject to monthly extensions, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The conversion feature in convertible promissory notes issued by the Company on April 11, 2023 and July 11, 2023 does not qualify for either the derivative treatment or for BCF. These have been treated as Contingent BCF which shall not be recognized in the earnings until the contingency is resolved. These convertible promissory notes are presented as traditional debt as of September 30, 2023 in the unaudited condensed consolidated balance sheets.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks contained in our registration statement on Form S-1 (File No. 263123) filed in connection with our IPO, our Annual Report on Form 10-K for the annual period ended December 31, 2022, and the Registration Statement on Form S-4 by Denali SPAC Holdco, Inc., relating to our proposed business combination with Longevity (File No. 333-270917), as filed with the SEC on April 4, 2022, March 17, 2023 and March 29, 2023 (see below), respectively.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the annual period ended December 31, 2022, as filed with the SEC on March 17, 2023, and the Registration Statement on Form S-4 by Denali SPAC Holdco, Inc., as filed with the SEC on March 29, 2023, as amended by Amendments Nos. 1, 2, 3 and 4 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023 and October 20, 2023 respectively, relating to our proposed business combination with Longevity (File No. 333-270917). However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS and ISSUER PURCHASES OF EQUITY SECURITIES.

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

Date: November 9, 2023	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)