Form 10-K
period 2023-12-31
Denali Capital Acquisition Corp.
filed 2024-04-01
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☒ No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $93,819,600.

As of April 1, 2024, there were 5,047,829 Class A ordinary shares and 2,062,500 Class B ordinary shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our business combination with Longevity (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the business combination with Longevity Biomedical, Inc. (“Longevity”) (the “Longevity Business Combination”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing conflicts in the Middle East, ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our definitive proxy statement filed with the SEC on December 15, 2023 (the “Longevity Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On January 25, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Longevity, Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”). Pursuant to the Merger Agreement, the parties thereto will enter into the Longevity Business Combination (and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At Closing, Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Global Market under the ticker symbol “LBIO.” For more information about the Merger Agreement, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023 and the Longevity Disclosure Statement.

On October 11, 2023, our shareholders held an extraordinary general meeting (the “Extension Meeting”) to vote in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”) to, amongst other things, extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (such date as extended, the “Extended Date”), subject to the Sponsor (or its affiliates or permitted designees) depositing into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of our initial business combination has occurred.

Furthermore, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, we had 4,537,829 public shares outstanding.

On January 9, 2024, our shareholders held an extraordinary general meeting (the “Business Combination Meeting”) and voted in favor of approving the Longevity Business Combination. As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

In connection with the Business Combination Meeting, shareholders holding 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until closing of the Business Combination.

On March 11, an aggregate of $50,000 has been deposited into the Trust Account to extend the period of time we have to consummate our initial business combination by an additional month to April 11, 2024 in accordance with the amended terms of the Articles.

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company within the technology, hospitality or consumer services sector. Our selection process leveraged our team’s broad and deep relationship network, unique industry experiences and strong deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our team’s extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries.

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our team’s objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. In process of identifying Longevity as a target for the Longevity Business Combination, we favored opportunities with certain industry and business characteristics. Key industry characteristics considered included compelling long-term growth, attractive competitive dynamics, consolidation opportunities and low risk of technological obsolescence. Key business characteristics considered included high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We used these criteria and guidelines in evaluating acquisition opportunities, which we believe Longevity satisfied, as we looked to identify target companies that:

●	are fundamentally sound but are underperforming their potential;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

●	are at an inflection point where we believe we can drive improved financial performance;

●	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;

●	can benefit from our founders’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitability and rapidly scaling businesses;

●	are valued attractively relative to their existing cash flows and potential for operational improvement; and

●	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. We believe that Longevity met the above criteria, as described in the Longevity Disclosure Statement.

Business Combination with Longevity

On January 25, 2023, we entered into the Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into Denali (the “Denali Merger”), with Denali as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and Denali will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At Closing, Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Global Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023 and the Longevity Disclosure Statement. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the Transactions are included in the Longevity Disclosure Statement.

On October 11, 2023, our shareholders held an extraordinary general meeting (the “Extension Meeting”) to vote in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”) to, amongst other things, extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (such date as extended, the “Extended Date”), subject to the Sponsor (or its affiliates or permitted designees) depositing into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of our initial business combination has occurred.

Furthermore, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, we had 4,537,829 public shares outstanding.

On January 9, 2024, our shareholders held an extraordinary general meeting (the “Business Combination Meeting”) and voted in favor of approving the Longevity Business Combination. As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

In connection with the Business Combination Meeting, shareholders holding 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until closing of the Business Combination.

Nasdaq rules require that we must complete one or more business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our board of directors determined that the fair market value of the Longevity Business Combination equaled at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account).

We initially had until April 11, 2023, 12 months after the closing of the IPO (or up to 18 months by resolution of our board if requested by our sponsor to extend the period of time to consummate a business combination by up to two times, each time by an additional three months), to consummate an initial business combination. On October 11, 2023, we announced that our shareholders approved to extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time. On March 11, 2024, an aggregate of $50,000 was deposited into the Trust Account to extend the period of time we have to consummate our initial business combination by an additional month to April 11, 2024 in accordance with the amended terms of the Articles.

We structured the Longevity Business Combination so that the post-transaction company in which our public shareholders own shares will own 100% of the outstanding equity interests or assets of the target business or businesses.

To the extent Longevity may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in the company or its business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. For more information on the risks associated with the Longevity Business Combination, see the Longevity Disclosure Statement.

Acquisition Process

In evaluating a prospective target business, we conducted a due diligence review which encompassed, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which were made available to us. We also utilized our management team’s expertise in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was $11.12 per public share as of December 31, 2023. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until the Extended Date to complete an initial business combination. If we have not consummated an initial business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less tax payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the prescribed time period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Corporate Information

Our executive offices are located at 437 Madison Avenue, 27th Floor, New York, New York 10022, and our telephone number is 646-978-5180. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K, and as applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us by telephone at 646-978-5180.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken and intend to continue to take advantage of the benefits of this extended transition period.

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

Employees

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a recently incorporated blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until the Extended Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete the Longevity Business Combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete the Longevity Business Combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	The current economic downturn may lead to increased difficulty in completing our business combination.

●	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

●	Military conflict in Ukraine, the Middle East, or elsewhere may lead to increased price volatility for public traded securities, which could make it difficult for us to consummate the business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-263123) filed in connection with our IPO and in the Longevity Disclosure Statement.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 437 Madison Avenue, 27th Floor, New York, New York 10022. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such, any of our property.

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

Holders

On December 31, 2023, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our warrants, and 6 holders of record of our founder shares.

Dividends

We have never declared or paid any dividends on our ordinary shares. We do not anticipate paying cash dividends in the foreseeable future.

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

As described above under the heading “Business - General” in Part I of this report, on April 11, 2022, we consummated the Private Placement, with our sponsor and the underwriters, of an aggregate of 510,000 Private Placement Units (including over-allotment of 30,000 units) at a purchase price of $10.00 per Private Placement Unit, to the sponsor, generating gross proceeds of $5,100,000. The private placement warrants in the Private Placement Units are substantially similar to the Public Warrants, except that if held by the sponsor or its permitted transferees, they may be exercised for cash or on a cashless basis and subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of an initial business combination. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Warrants Purchase Agreement. The issuances of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

On April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account to our shareholders,

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Denali Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company, with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity, with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At Closing, Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Global Market under the ticker symbol “LBIO.”

On March 29, 2023, Holdco. filed a Registration Statement on Form S-4 (as may be amended or supplemented from time to time, the “Form S-4” or the “Registration Statement”) with the SEC, which includes a preliminary proxy statement and a prospectus in connection with the proposed Transactions.

For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K/A filed with the SEC on January 26, 2023, and Form S-4 filed with the SEC on March 29, 2023, as amended by Amendments Nos. 1, 2, 3, 4,5 and 6 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023, October 20, 2023, November 21, 2023 and December 6, 2023 respectively. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed transactions. Such risks and effects relating to the proposed transactions are included in Amendment No. 6 to Form S-4 filed with the SEC on December 6, 2023, relating to our proposed business combination with Longevity.

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

On November 17, 2023, Holdco and the Investor amended and restated the Initial Subscription Agreement (as amended and restated, the “Amended and Restated Subscription Agreement”) to, among other things, reduce the aggregate number of shares of Preferred Stock to be purchased by the Investor from 1,800,000 shares to 1,300,000 shares, at a purchase price of $10.00 per share of Preferred Stock, and provide that the Investor will receive two warrants for each share of the Preferred Stock purchased, with each warrant being exercisable for a period of five years that commences upon the six-month anniversary of the Closing, for one share of Holdco Common Stock at an exercise price of $8.00 per share.

On November 20, 2023, the Company entered into a letter agreement by and among Denali, Holdco, EF Hutton, US Tiger and Craig-Hallum Capital Group LLC (the “Deferred Discount Agreement”), pursuant to which the Representatives have agreed to receive $866,250 of the aggregate $2,887,500 Deferred Discount owed to them upon the closing of the Business Combination with Longevity in the form of 86,625 shares of Holdco’s common stock, par value $0.0001 (the “Common Stock Consideration”). Upon the terms of the Deferred Discount Agreement, the Common Stock Consideration will be issued at the Closing and the remaining $2,021,250 of the aggregate Deferred Discount owed will remain payable at the Closing in cash in accordance with the terms of the Underwriting Agreement. In addition, the Deferred Discount Agreement provides the Representatives with certain customary registration rights to the Common Stock Consideration following the Closing. The Deferred Discount Agreement will terminate in the event that the Company does not consummate the Closing of the Business Combination with Longevity.

On December 29, 2023, the Sponsor lent another $200,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $842,500.

On January 9, 2024, our shareholders held an extraordinary general meeting (the “Business Combination Meeting”) and voted in favor of approving the Longevity Business Combination. As a result, shareholders holding 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until closing of the Business Combination.

Further, the shareholders approved the following proposals by way of ordinary resolution (i) the Business Combination (as defined in the Merger Agreement), (ii) the adoption of the Agreement and Plan of Merger, dated as of January 25, 2023 (as amended by the Amendment to and Consent under Agreement and Plan of Merger dated April 11, 2023, the “Merger Agreement”), (iii) the Plan of Merger in the form set forth in Annex B to the Proxy Statement (as defined herein) and (iv) the transactions contemplated by the Merger Agreement (the “Business Combination Proposal”). Further the shareholders also approved the Merger Proposal as defined in the proxy statement along with authorization of merger of Denali Merger Sub with and into the Company. Further, the shareholders also approved the alteration of authorized share capital at the effective time of the Denali Merger by (a) the reclassification and re-designation of (i) 200,000,000 issued and unissued Class A ordinary shares of a par value of US$0.0001 each to 200,000,000 issued and unissued ordinary shares of a par value of US$0.0001 each; (ii) 20,000,000 issued and unissued Class B ordinary shares of a par value of US$0.0001 each to 20,000,000 issued and unissued ordinary shares of a par value of US$0.0001 each; and (iii) 1,000,000 authorized but unissued preference shares of a par value of US$0.0001 each to 1,000,000 authorized but unissued ordinary shares of a par value of US$0.0001 each (the “Re-designation”); and (b) immediately following the Re-designation, the consolidation of every 100 issued and unissued ordinary shares of a par value of US$0.0001 each into one ordinary share of a par value of US$0.01 each (the “Consolidation”), such that following such Re-designation and Consolidation, the authorized share capital of the Company shall be US$22,100 divided into 2,210,000 shares of a par value of US$0.01 each (the “Share Capital Proposal”). It was approved with effect from the effective time of the Denali Merger, (a) the change of name of the Company to “LBI Sub 2, Inc.” and (b) the adoption of the Proposed Cayman Constitutional Documents (the “Organizational Documents Proposals”). The shareholders further approved the Longevity Biomedical, Inc. 2023 Equity Incentive Plan (the “Equity Incentive Plan”) and any grants or awards issued thereunder (the “Incentive Plan Proposal”). As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through December 31, 2023, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed Longevity Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had a net income of $632,536 which primarily consists of income earned on investment held in the Trust Account of $3,843,271 being partially offset by formation and operating expenses of $3,173,826 and interest expense of $36,909.

For the period from January 5, 2022 (inception) through December 31, 2022, we had a net loss of $419,390, which consists of formation and operating costs of $1,640,990 partially offset by $1,221,600 of income earned on investment held in the Trust Account.

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $632,783, primarily due to a net income of $632,536 for the year and the changes in current assets and liabilities of $2,577,950, primarily due to prepaid expenses of $83,113, accounts payable and accrued expenses of $2,457,940, accrued interest expense – related party of $18,021 and accrued interest expense – others of $18,878. In addition, net cash used in operating activities includes adjustments to reconcile net income from income on the Trust Account of $3,843,271.

For the period from January 5, 2022 (inception) through December 31, 2022, net cash used in operations was $426,095 primarily due to net loss of $419,390 for the period and the changes in current assets and liabilities of $1,203,552, prepaid expenses of $(88,089) and accounts payable and accrued expenses of $1,291,641. In addition, net cash used in operating activities includes adjustments to reconcile net income from formation costs paid by related party of $11,343 and income on the Trust Account of $1,221,600.

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $39,711,907 primarily due to cash withdrawn from Trust Account in connection with redemption of ordinary shares amounting to $40,536,907 partially offset by investment held in Trust Account of $825,000 to extend the period of time the Company has to consummate its initial business combination by an additional three months, from the then current deadline of July 11,2023 to October 11, 2023.

For the period from January 5, 2022 (inception) through December 31, 2022, net cash used in investing activities was $84,150,000 due to investment held in Trust Account through proceeds from issuance of public units and private units.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $39,694,407 primarily due to redemption of ordinary shares amounting to $40,536,907 partially offset by proceeds from issuance of promissory note to related party of $842,500.

For the period from January 5, 2022 (inception) through December 31, 2022, net cash provided by financing activities was $85,395,842 primarily due to proceeds from issuance of promissory note to related party of $80,000, proceeds from related party of $25,000, proceeds from issuance of private placement units of $5,100,000, proceeds from issuance of public units through public offering of $82,500,000, payment of promissory note to related party of $80,000, payment to related party of $240,020, payment of offering costs of $339,138 and payment of underwriter’s discount of $1,650,000.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO were satisfied through a payment from the Sponsor and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (the “Promissory Note”), which was repaid after the IPO.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of December 31, 2023, we had investment held in the Trust Account of $50,477,963. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $204,464 outside of the Trust Account. If we do not complete the Longevity Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 25, 2023, and as amended on April 11, 2023, we entered into the Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

On March 29, 2023, HoldCo filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement, as amended by Amendments Nos. 1, 2, 3, 4,5 and 6 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023, October 20, 2023, November 21, 2023 and December 6, 2023 respectively. On December 14, 2023, HoldCo filed a notice of effectiveness. On January 9, 2024, our shareholders held a Business Combination Meeting and voted in favor of approving the Longevity Business Combination. As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

For finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. On April 11, 2023, we issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. As of December 31, 2023, there was an amount of $842,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $18,021 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of December 31, 2023.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023. Subsequently during the last quarter, $100,000 has been further deposited in the Trust Account for extension to January 11, 2024. Until March 2024, there has been further deposit of an aggregate $150,000 into the Trust Account for extension from January 11, 2024 to April 11, 2024. As of December 31, 2023, there was an amount of $975,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, amount of $18,878 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others, respectively as of December 31, 2023.

On October 11, 2023, our shareholders held an extraordinary general meeting (the “Extension Meeting”) to vote in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”) to, amongst other things, extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (such date as extended, the “Extended Date”), subject to the Sponsor (or its affiliates or permitted designees) depositing into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of our initial business combination has occurred.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2024, subject to monthly extensions, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $2,887,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On November 20, 2023, Denali entered into a Deferred Discount Agreement with the underwriters and Holdco, pursuant to which the representatives of the IPO agreed to receive $886,250 of the aggregate $1,887,500 deferred fee owed to them upon the closing of the Business Combination in the form of 86,625 shares of Holdco’s common stock (the “Common Stock Consideration”). Upon the terms of the Deferred Discount Agreement, the Common Stock Consideration will be issued at the closing of the Business Combination and the remaining $2,021,250 of the aggregate deferred fee owed will remain payable at the closing of the Business Combination. The Deferred Discount Agreement will terminate in the event that Denali does not consummate the Business Combination.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management does not believe that the Company has any critical accounting estimates.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Report on does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Lei Huang	52	Chief Executive Officer and Director
You (“Patrick”) Sun	36	Chief Financial Officer
Huifeng Chang	58	Director
Jim Mao	56	Director
Kevin Vassily	57	Director

Mr. Huang, our Chief Executive Officer and Director, currently serves as the Chief Executive Officer and a member of the board of directors of US Tiger Securities, Inc. Mr. Huang also serves as the Chief Executive Officer and is a member of the board of directors of TradeUP Securities, Inc., a broker/dealer company incorporated in December 2021 and is a member of the board of directors of MDLand International Corporation. He also served as the Chief Executive Officer and was a member of the board of directors of Fortune Rise Acquisition Corporation (Nasdaq: FRLA), a special purpose acquisition company, since its incorporation in January 2021 and until December 2022. Prior to joining US Tiger, Mr. Huang was the Chief Executive Officer of Haitong Securities USA LLC, and also served as Chief Compliance Officer and Operation Manager of CICC US Securities, Inc. from 2010 through 2018. Prior to that, Mr. Huang served as a Compliance Officer at Morgan Stanley, Lehman Brothers and Barclays. Mr. Huang also formerly served as a Regulatory Supervisor at the National Association of Securities Dealers.

Mr. Sun, our Chief Financial Officer, is an experienced banking and asset management professional. Since August 2020, Mr. Sun has served as the Chief Financial Officer of Lake Crystal Energy LLC, an oil and gas company. As the Chief Financial Officer, Mr. Sun evaluates and sources potential investments in oil and gas assets. He also oversees all financial functions of the company. Prior to this role, from August 2014 to December 2019, Mr. Sun served as a Vice President and an E&P Analyst of Seaport Global Securities LLC, a full-service investment bank, capital markets advisory and research platform based in New York. From July 2008 to May 2012, Mr. Sun served as Vice President of the Pacific Securities Co., Ltd., a Chinese investment bank and brokerage firm. Mr. Sun earned an MBA from Washington University in St. Louis, Olin Business School, and a B.S. degree in Mechanics from Peking University.

Dr. Chang serves as our Director. Since May 2016, Dr. Chang has served as Senior Vice President and Chief Financial Officer and, in September 2020, became a member of the board of directors of Canadian Solar Inc. (Nasdaq: CSIQ), a company that manufactures solar PV modules and develops large scale solar projects. He has 24 years of experience in capital markets, financial investment and risk management. From 2010 to 2015, Dr. Chang was the co-head of Sales & Trading at CICC U.S. Securities Inc. Prior to this role, from 2008 to 2010, he was the Chief Executive Officer of China Southern Oriental Patron Asset Management based in Hong Kong, investing funds from China in the international markets. From 2000 to 2008, Dr. Chang was an Equity Proprietary Trader at Citigroup Global Capital Markets Inc. in New York. Before going to New York, Dr. Chang worked at Kamakura Corporation in Hawaii as a derivative and risk modeler. Dr. Chang has also been an independent director of Scienjoy Holding Corporation since May 2020. Dr. Chang earned a Ph.D. in Soil Physics and an MBA from the University of Hawaii at Manoa. He also earned an M.S. degree from Academia Sinica and a B.S. degree from Nanjing Agricultural University.

Mr. Mao serves as our Director. Mr. Mao is a founding and managing partner of Citta Capital (“Citta”), a firm focused on investing in early growth stage technology startups in Enterprise/SaaS, Blockchain, ESG, AI applications, cloud computing and healthcare technology. As of December 31, 2022, Citta has a diverse portfolio of companies that includes Kintsugi (a leading AI based mental health diagnostics company), Openprise, Inc. (automation solutions), Sequoia Games, Inc. (combining the latest technology with professional sports), SetPoint  (clinical stage neuro treatment), Zeit Medical (early heart stroke detection with FDA breakthrough destination), and Ryu Games (Web3.0 Gamify). Prior to that, Mr. Mao was a Partner at WestSummit Capital (“WSC”), a leading global technology growth capital venture firm. He has also co-authored five U.S. patents. He has over 20 years of working experience in private equity and technology sectors, including enterprise software, Internet, mobile applications, digital media, intelligent hardware, advanced manufacturing/materials, medical devices and clean tech.

Mr. Vassily serves as our Director. Mr. Vassily has extensive working experience as a senior management team member serving private and public companies. Since March 2023, he has served as an independent director of Aimfinity Investment Corp. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), a leading online hydroponic equipment retailer and supplier. Mr. Vassily is also a member of the board of directors of Feutune Light Acquisition Corporation, a special purpose acquisition company incorporated in January 2022 (Nasdaq: FLFV). Prior to this role, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the asset management industry. From 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since November 2019, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank & private equity firm focused on the “green” economy. From 2015 through 2018, Mr. Vassily served as an Associate Director of Research at Keybanc Capital Markets, and helped to co-manage the technology research vertical. From 2010 to 2014, he served as the Director of Research at Pacific Epoch, where he was responsible for a complete product overhaul and a complete business model restart post-acquisition, re-focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology Business Development Representative and as a Senior Analyst at Pacific Crest Securities. In this role, he was responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as a Senior Research Analyst in the semiconductor technology group at Susquehanna International Group, where he was responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as a Vice President and Senior Research Analyst for semiconductor capital equipment at Thomas Weisel Partners, where he was responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998 as a Research Associate covering the semiconductor industry at Lehman Brothers.

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

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. As described in Item 11 below, none of our executive officers or directors has received any cash compensation for services rendered to us.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis and, if any non-compliance is identified, immediately taking all action necessary to rectify such non-compliance or otherwise causing compliance; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees were fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials in connection with the Longevity Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the Longevity Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. We do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with the Longevity Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
Denali Capital Global Investments LLC (our sponsor)	1,932,500	93.7%	510,000	(1)	10.1%
Lei Huang	50,000	2.4%	-		-
You (“Patrick”) Sun	20,000	*	-		-
Huifeng Chang	20,000	*	-		-
Jim Mao	20,000	*	-		-
Kevin Vassily	20,000	*	-		-
All officers and directors as a group (5 individuals)	130,000	6.3%	-		-

Polar Asset Management Partners Inc.	-	-	250,000	(2)	5.5%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust	-		350,000	(3)	6.9%
Glazer Capital, LLC	-	-	310,944	(4)	6.85%
Mizuho Financial Group, Inc.	-	-	493,672	(5)	5.64%

*	Less than one percent.

(1)	510,000 Private Placement Units, each Private Placement Unit consists of one Class A ordinary share and one warrant.

(2)	This information is based solely on a Schedule 13G filed by Polar Asset Management Partners Inc. (“Polar”) with the SEC on February 13, 2024. Polar has sole voting power of 250,000 shares and sole dispositive power of 500,000 shares. The business address of such holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(3)	This information is based solely on a Schedule 13G filed by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) with the SEC on February 13, 2024. Calamos has sole voting power of 350,000 shares and sole dispositive power of 350,000 shares. The business address of such holder is 2020 Calamos Court, Naperville, IL 60563.

(4)	This information is based solely on a Schedule 13G filed by Glazer Capital, LLC (“Glazer”) with the SEC on February 13, 2024. Glazer has sole voting power of 310,944 shares and sole dispositive power of 310,944 shares. The business address of such holder is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)	This information is based solely on a Schedule 13G filed by Mizuho Financial Group, Inc. (“Mizuho”) with the SEC on February 10, 2023. Mizuho has sole voting power of 493,672 shares and sole dispositive power of 493,672 shares. The business address of such holder is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

As of April 1, 2024, our initial shareholders beneficially owned approximately 36% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Transfers of Founder Shares and Private Placement Warrants

The founder shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Placement Units and the securities within the units are not transferable, assignable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, Private Placement Units or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to us for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property after our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

Our sponsor has purchased an aggregate of 510,000 Private Placement Units (with each Private Placement Unit consisting of one Private Placement Share and one Private Placement Warrant) at the price of $10.00 per unit. Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $10.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On April 11, 2023, we issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at our request prior to the maturity of the Convertible Promissory Note. On December 29, 2023, we issued an amended and restated promissory note (the “Restated Note”) in the total principal amount of up to $1,000,000. As of December 31, 2023, there was an amount of $842,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. We may draw down on the Restated Note from time to time prior to the earlier of (i) July 11, 2024 and (ii) the date on which we consummate the Longevity Business Combination. In the event we do not consummate the Longevity Business Combination, the Restated Note will be repaid only to the extent that we have funds available to it outside of the Trust Account.

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

We have entered into a registration and shareholder rights agreement with respect to the founder shares and Private Placement Warrants, which is described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Contractual Obligations.”

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered in 2023.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of the interim review and review of the Registration Statement on Form S-4 and required filings with the SEC for the year ended December 31, 2023, totaled $236,665 and for the period from January 5, 2022 (inception) through December 31, 2022, and of services rendered in connection with the 2022 review and audit, totaled $77,132.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not incur any audit-related services for the year ended December 31, 2023, and for the period from January 5, 2022 (inception) through December 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not incur any services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2023, and for the period from January 5, 2022 (inception) through December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not incur other services for the year ended December 31, 2023, and for the period from January 5, 2022 (inception) through December 31, 2022.

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

We hereby file, furnish or incorporate by reference, as applicable, as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

DENALI CAPITAL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2

	Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3

	Consolidated Statements of Operations for the year ended December 31, 2023 and for the period from January 5, 2022 (inception) through December 31, 2022	F-4

	Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2023 and for the period from January 5, 2022 (inception) through December 31, 2022	F-5

	Consolidated Statements of Cash Flows for the year ended December 31, 2023 and for the period from January 5, 2022 (inception) through December 31, 2022	F-7

	Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Denali Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Denali Capital Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholder’s deficit and cash flows for the year ended December 31, 2023 and the period from January 5, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and the period from January 5, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger on or before April 11, 2024 (or July 11, 2024, if certain conditions are met). The Company entered into a definitive merger agreement with a business combination target on January 25, 2023, and the shareholders approved the merger on January 9, 2024. There is no assurance that the Company will satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 11, 2024 (or July 11, 2024, if certain conditions are met), if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 11, 2024 (or July 11, 2024, if certain conditions are met), in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Costa Mesa, CA

April 1, 2024

DENALI CAPITAL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$204,464	$819,747
Prepaid expenses	4,976	88,089
Total Current Assets	209,440	907,836
Investments held in Trust Account	50,477,963	85,371,600
Total Assets	$50,687,403	$86,279,436

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,749,581	$1,291,641
Accrued interest expense – related party	18,021	-
Accrued interest expense – others	18,878	-
Promissory note – related party	842,500	-
Promissory note – others	975,000	-
Total Current Liabilities	5,603,980	1,291,641
Deferred underwriter compensation	2,887,500	2,887,500
Total Liabilities	8,491,480	4,179,141

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 4,537,829 and 8,250,000 shares at redemption value of $11.12 and $10.35 per share as of December 31, 2023, and December 31, 2022, respectively	50,477,963	85,371,600

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 4,537,829 and 8,250,000 shares subject to possible redemption, respectively)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206	206
Accumulated deficit	(8,282,297)	(3,271,562)
Total Shareholders’ Deficit	(8,282,040)	(3,271,305)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$50,687,403	$86,279,436

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND FOR THE PERIOD FROM
JANUARY 5, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Year Ended December 31, 2023	From January 5, 2022 (Inception) Through December 31, 2022
Formation and operating costs	$3,173,826	$1,640,990
Other expense/(income)
Interest expense	36,909	-
Income on Trust Account	(3,843,271)	(1,221,600)
Net income/(loss)	$632,536	$(419,390)

Weighted average shares outstanding of redeemable ordinary shares	7,416,033	6,056,094
Basic and diluted net income per share, redeemable ordinary shares	$0.26	$0.72
Weighted average shares outstanding of non-redeemable ordinary shares	2,572,500	2,236,392
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.50)	$(2.14)

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$—	$(3,271,562)	$(3,271,305)
Net income	—	—	—	—	—	632,536	632,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account and extension deposit)	—	—	—	—	—	(5,643,271)	(5,643,271)
Balance as of December 31, 2023	510,000	$51	2,062,500	$206	$—	$(8,282,297)	$(8,282,040)

FOR THE PERIOD FROM
JANUARY 5, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 5, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Proceeds from sale of Public Units	7,500,000	750	—	—	74,999,250	—	75,000,000
Proceeds from sale of Public Units-overallotment	750,000	75	—	—	7,499,925	—	7,500,000
Proceeds from sale of Private Placement Units	480,000	48	—	—	4,799,952	—	4,800,000
Proceeds from sale of Private Placement Units-overallotment	30,000	3	—	—	299,997	—	300,000
Deferred underwriting fees payable at 3.5% of gross proceeds	—	—	—	—	(2,887,500)	—	(2,887,500)
Underwriter’s Discount at 2% of gross proceeds	—	—	—	—	(1,650,000)	—	(1,650,000)
Other deferred offering costs	—	—	—	—	(567,815)	—	(567,815)
Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid in capital	(8,250,000)	(825)	—	—	(72,525,774)	—	(72,526,599)
Allocation of offering costs to Class A ordinary shares subject to possible redemption	—	—	—	—	4,488,135	—	4,488,135
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(14,480,964)	(1,630,572)	(16,111,536)
Forfeiture of Class B ordinary shares	—	—	(93,750)	(10)	10	—	—
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)						(1,221,600)	(1,221,600)
Net loss	—	—	—	—	—	(419,390)	(419,390)
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$—	$(3,271,562)	$(3,271,305)

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND FOR THE PERIOD FROM
JANUARY 5, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Year Ended December 31, 2023	From January 5, 2022 (Inception) Through December 31, 2022
Cash flows from operating activities:
Net income/(loss)	$632,536	$(419,390)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Formation costs paid by the related party	-	11,343
Income on Trust Account	(3,843,271)	(1,221,600)
Changes in current assets and liabilities:
Prepaid expenses	83,113	(88,089)
Accounts payable and accrued expenses	2,457,940	1,291,641
Accrued interest expense – related party	18,021	-
Accrued interest expense – others	18,878	-
Net cash used in operating activities	(632,783)	(426,095)

Cash flows from investing activities:
Investment held in Trust Account	(825,000)	(84,150,000)
Cash withdrawn from Trust Account in connection with redemption	40,536,908	-
Net cash provided by / (used in) investing activities	39,711,908	(84,150,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	842,500	80,000
Payment of promissory note to related party	-	(80,000)
Redemption of ordinary shares	(40,536,908)	-
Proceeds from related party	-	25,000
Payment to related party	-	(240,020)
Proceeds from issuance of Private Placement Units	-	5,100,000
Proceeds from issuance of Public Units through public offering	-	82,500,000
Payment of offering costs	-	(339,138)
Payment of underwriter’s discount	-	(1,650,000)
Net cash (used in) / provided by financing activities	(39,694,408)	85,395,842

Net change in cash	(615,283)	819,747
Cash at beginning of period	819,747	-
Cash at end of period	$204,464	$819,747

Supplemental information for non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering cost settled through the related party payables	$-	$203,677
Deferred offering cost charged to additional paid-in capital	$-	$567,815
Allocation of offering costs to Class A ordinary shares subject to redemption	$-	$4,488,135
Reclassification of Class A ordinary shares subject to redemption	$-	$72,526,599
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$-	$16,111,536
Increase in investment held in Trust Account through issuance of promissory note	$975,000	$-
Subsequent measurement of Common stock subject to possible redemption	$5,643,271	$495,261
Deferred underwriter fee charged to additional paid-in capital	$-	$2,887,500
Forfeiture of Class B ordinary shares	$-	$10

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND BUSINESS OPERATION

Denali Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on January 5, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through December 31, 2023, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with initial business combination, including the business combination with Longevity Biomedical, Inc. (“Longevity”) (the “Longevity Business Combination”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. Further, on April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023. On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 has been deposited into the Company’s Trust Account in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023. Furthermore, subsequently, on October 11, 2023, the Company issued another press release announcing that the Company’s shareholders extended the date by which the Company must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (the “Extension”). The Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, and hence, an aggregate of $150,000 has been deposited into the Company’s Trust Account through December 31, 2023 in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of October 11, 2023 to January 11, 2024. Until March 2024, there has been further deposit of an aggregate of $150,000 into the Trust Account for extension from January 11, 2024 to April 11, 2024. During the shareholder’s meeting held on October 11, 2023, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions and through December 31, 2023, the Company had 4,537,829 public shares outstanding. Further, on January 9, 2024, shareholders holding an additional 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until closing of the Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by July 11, 2024, and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by July 11, 2024, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination. During an extraordinary general meeting held on October 11, 2023, a proposal was approved that Class A ordinary shares will be issued to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”). No such conversions have been made as of the date of this filing. Further, such Class A ordinary shares do not possess redemption rights.

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

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Mergers, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Global Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

Although there is no assurance that the Company will be able to successfully effect a Business Combination, the Business Combination is expected to be consummated after the required approval by the shareholders of the Company which was obtained subsequent to the year-end (refer to Note 9) and the satisfaction of certain other conditions.

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

On March 29, 2023, Holdco filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement, as amended by Amendments Nos. 1, 2, 3, 4,5 and 6 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023, October 20, 2023, November 21, 2023 and December 6, 2023 respectively.

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

On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (“Payee”). The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Such Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate. Consequently, $150,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to January 11, 2024. Until March 2024, there has been further deposit of an aggregate $150,000 into the Trust Account for extension from January 11, 2024 to April 11, 2024. Upon consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert up to the total principal amount of this Note, in whole or in part, into Class A ordinary shares in the capital of the Company (each, an “Ordinary Share”), at a conversion price of $10.00 per Ordinary Share. The Ordinary Shares shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO. On December 6, 2023, Registration Statement on Form S-4 was filed with the SEC with respect to the Business Combination. On January 9, 2024, the shareholders of the Company at an extraordinary general meeting (the “Shareholder Meeting”) approved by way of an ordinary resolution (i) the Business Combination, (ii) the adoption of the Agreement and Plan of Merger, dated as of January 25, 2023 (as amended by the Amendment to and Consent under Agreement and Plan of Merger dated April 11, 2023, the “Merger Agreement”), (iii) the Plan of Merger, and (iv) the transactions contemplated by the Merger Agreement (the “Business Combination Proposal”). As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

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

As of December 31, 2023, the Company had marketable securities held in the Trust Account of $50,477,963. The Company intends to use substantially all of the remaining funds held in the Trust Account (after the redemptions discussed above), including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions.

As of December 31, 2023, the Company had cash of $204,464 outside of the Trust Account. If the Company does not complete the Longevity Business Combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As described above, on January 25, 2023 and as amended on April 11, 2023, the Company entered into a Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

As of December 31, 2023, the Company had a working capital deficit of $5,394,540. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. On July 18, 2023, the Sponsor lent another $80,000 to the Company, resulting in the principal amount of the Convertible Promissory Note being increased to $492,500 and the available borrowing capacity being reduced to $332,500. On October 12, 2023, the Sponsor lent another $150,000 to the Company, resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $642,500. On December 29, 2023, the Sponsor lent another $200,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $842,500. As of December 31, 2023, there was an amount of $842,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $18,021 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of December 31, 2023.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023. Subsequently during the last quarter, $100,000 has been further deposited in the Trust Account for extension to January 11, 2024. Until March 2024, there has been further deposit of an aggregate $150,000 into the Trust Account for extension from January 11, 2024 to April 11, 2024. As of December 31, 2023, there was an amount of $975,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, amount of $18,878 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others, respectively as of December 31, 2023.

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

On January 9, 2024, the shareholders of the Company at an extraordinary general meeting (the “Shareholder Meeting”) approved by way of an ordinary resolution (i) the Business Combination, (ii) Merger Agreement, (iii) the Plan of Merger, and (iv) the transactions contemplated by the Merger Agreement (the “Business Combination Proposal”). As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2024, subject to monthly extensions, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action, related sanctions on the world economy and the ongoing hostilities in the Middle East are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on December 31, 2023 and 2022.

Investment Held in Trust Account

The Company’s portfolio of investment held in the Trust Account is comprised of an investment in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. Gains and losses resulting from the change in fair value of these securities are included in income on Trust Account in the accompanying consolidated statements of operations. The fair values of investment held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the consolidated balance sheet, primarily due to its short-term nature.

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

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, the Company must first assess whether the embedded equity-linked component is clearly and closely related to its host instruments. If a component is clearly and closely related to its host instruments, then the Company has to assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlying, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the embedded derivative using the Black Scholes method upon the date of issuance. If the fair value of the embedded derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. The derivative shall be recorded at fair value as liability and the carrying value assigned to the host contract represents the difference between the previous carrying amount of the hybrid instrument and the fair value of the derivative; therefore, there is no gain or loss from the initial recognition and measurement of an embedded derivative that is accounted for separately from its host contract.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the share price on the commitment date. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the class of shares into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Convertible debt – contingent beneficial conversion feature – When assessing the convertible debt for BCF, the Company also assesses whether the conversion feature meets the requirements to be treated as contingent beneficial conversion feature (“Contingent BCF”), as follows: a) the instrument becomes convertible only upon the occurrence of a future event outside the control of the holder; b) the instrument is convertible from inception but contains conversion terms that change upon the occurrence of a future event. If the conversion feature is within convertible debt meets the requirement to be treated as Contingent BCF, it shall not be recognized in the earnings until the contingency is resolved.

If the conversion feature does not qualify for either the derivative treatment or as a BCF (including Contingent BCF), the convertible debt is treated as traditional debt.

The conversion feature in convertible promissory note issued by the Company on April 11, 2023 and July 11, 2023 does not qualify for either the derivative treatment or for BCF. These have been treated as Contingent BCF which shall not be recognized in the earnings until the contingency is resolved. These convertible promissory notes are presented as traditional debt as of December 31, 2023, in the consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, and 2022, 4,537,829 and 8,250,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

As of December 31, 2023 and 2022, the ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds from the IPO	8,250,000	$82,500,000
Less:

Proceeds allocated to Public Warrants	-	(9,973,401)
Allocation of offering costs related to redeemable shares	-	(4,488,135)

Plus:
Initial measurement of carrying value to redemption value	-	16,111,536
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	1,221,600
Ordinary shares subject to possible redemption – December 31, 2022	8,250,000	85,371,600
Redemption of shares ($10.92 per share)	(3,712,171)	(40,536,908)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	3,843,271
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	1,800,000
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963

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

Subsequent measurement adjustments recorded pursuant to ASC 480-10-S99-3A related to redeemable shares are treated in the same manner as dividends on redeemable shares. Class A ordinary shares are redeemable at a price determined by the Trust Account held by the Company. This redemption price is not considered a redemption at fair value. Accordingly, the adjustments to the carrying amount are reflected in the Earnings Per Share (“EPS”) using the two-class method. The Company has elected to apply the two-class method by treating the entire periodic adjustment to the carrying amount of the Class A ordinary shares subject to possible redemption like a dividend.

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of December 31, 2023, and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	Year ended December 31, 2023	January 5, 2022 (Inception) to December 31, 2022
Net income/(loss)	$632,536	$(419,390)
Accretion of temporary equity to redemption value	(5,643,271)	(17,333,136)
Net loss including accretion of temporary equity	$(5,010,735)	$(17,752,526)

	Year ended December 31, 2023		January 5, 2022 (Inception) to December 31, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(3,720,244)	$(1,290,491)	$(12,964,866)	$(4,787,660)
Accretion of temporary equity to redemption value	5,643,271	—	17,333,136	—
Allocation of net income/(loss)	$1,923,027	$(1,290,491)	$4,368,270	$(4,787,660)

Denominators:
Weighted-average shares outstanding	7,416,033	2,572,500	6,056,094	2,236,392
Basic and diluted net income/(loss) per share	$0.26	$(0.50)	$0.72	$(2.14)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023, and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the year ended December 31, 2023, and for the period from January 5, 2022 (inception) through December 31, 2022.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable until it occurs and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Working Capital Loans

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at the Company’s request prior to the maturity of the Convertible Promissory Note. The sponsor has further lent loan aggregating $430,000 on various dates being July 18, October 12 and December 29, 2023. As of December 31, 2023, there was an amount of $842,500 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $18,021 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of December 31, 2023.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying consolidated balance sheets. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 20, 2023, Denali Underwriters entered into an Underwriter Letter Agreement, pursuant to which the Denali Underwriters have agreed to receive 30%, or $866,250, of the aggregate $2,887,500 deferred underwriting commission owed to them upon the closing of Denali’s initial business combination in the form of 86,625 shares of Holdco Common Stock. Under the terms of the Underwriter Letter Agreement, the Underwriter Share Consideration will be issued at the Closing and the remaining aggregate $2,021,250 of deferred underwriting compensation owed will remain payable at the Closing in cash under the original terms of the underwriting agreement.

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, and 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, and 2022, there were 510,000 Class A ordinary shares issued and outstanding, excluding 4,537,829 and 8,250,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, and 2022, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$50,477,963	$50,477,963	-	-

	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$85,371,600	$85,371,600	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On January 9, 2024, the shareholders of the Company held an extraordinary general meeting (the “Shareholder Meeting”) for the following purposes:

(1)	approved the following proposals by way of ordinary resolution (i) the Business Combination (as defined in the Merger Agreement), (ii) the adoption of the Agreement and Plan of Merger, dated as of January 25, 2023 (as amended by the Amendment to and Consent under Agreement and Plan of Merger dated April 11, 2023, the “Merger Agreement”), (iii) the Plan of Merger, and (iv) the transactions contemplated by the Merger Agreement (the “Business Combination Proposal”);

(2)	approved by special resolution the Denali Merger and related Plan of Merger and to authorize the merger of Denali Merger Sub with and into the Company, with the Company surviving the merger (the “Merger Proposal”);

(3)	to approve and assume the Longevity Biomedical, Inc. 2023 Equity Incentive Plan (the “Equity Incentive Plan”) and any grants or awards issued thereunder (the “Incentive Plan Proposal”).

Further, on January 9, 2024, shareholders holding 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until closing of the Business Combination. As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

On February 22, 2024, the Company received a letter (the “Letter”) from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff at Nasdaq also noted in the Letter that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until August 20, 2024, to regain compliance. The Letter notes that to regain compliance, the Company’s MVLS must close at or above $50 million for a minimum of ten consecutive business days during the compliance period. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

If the Company does not regain compliance by August 20, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Company intends to actively monitor the Company’s MVLS between now and August 20, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated April 6, 2022, among the Company, US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein(2)
2.1***	Agreement and Plan of Merger, dated January 25, 2023 by and among Denali SPAC Holdco, Inc., the Company, Denali SPAC Merger Sub, Inc., Longevity Biomedical, Inc., Longevity Merger Sub, Inc., and Bradford A. Zakes (in his capacity as Seller Representative)
2.2	Amendment to and Consent under Agreement and Plan of Merger, by and among Denali Capital Global Investments LLC, Denali SPAC Holdco, Inc., Denali Capital Acquisition Corp., Longevity Biomedical, Inc., and Bradford A. Zakes (in his capacity as Seller Representative), dated April 11, 2023(5)
3.1	Amended and Restated Memorandum and Articles of Association, dated April 6, 2022(2)
3.2	Amendments to the Amended and Restated Memorandum and Articles of Association(4)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated April 6, 2022, between the Company and VStock Transfer, LLC, as warrant agent(2)
4.5	Description of Securities(8)
10.1	Amended and Restated Promissory Note, dated as of February 3, 2022 between the Company and the Sponsor(1)
10.2	Letter Agreement, dated April 6, 2022, among the Company and its officers, directors, director nominees and the Sponsor(2)
10.3	Investment Management Trust Agreement, dated April 6, 2022, between the Company and Wilmington Trust, National Association, as trustee(2)
10.4	Registration and Shareholder Rights Agreement, dated April 6, 2022, between the Company, the Sponsor and certain other security holders of the Company(2)
10.5	Securities Subscription Agreement, dated as of February 3, 2022, between the Company and the Sponsor(1)
10.6	Private Placement Units Purchase Agreement, dated April 6, 2022, between the Company and the Sponsor(2)
10.7	Form of Indemnity Agreement, dated April 6, 2022, between the Company and each of its directors and executive officers(2)
10.8	Voting and Support Agreement, dated January 25, 2023, by and among the Company, Longevity Biomedical, Inc., Denali SPAC Holdco, Inc. and Bradford A. Zakes(3)
10.9	Voting and Support Agreement, dated January 25, 2023, by and between Longevity Biomedical, Inc., the Company and the Sponsor(3)
10.10	Convertible Promissory Note, dated April 11, 2023, issued by Denali Capital Acquisition Corp. to Denali Capital Global Investments LLC(5)
10.11	Convertible Promissory Note, dated July 11, 2023, issued by Denali Capital Acquisition Corp. to FutureTech Capital LLC(6)
10.12	Convertible Promissory Note, dated October 11, 2023, issued by Denali Capital Acquisition Corp. to FutureTech Capital LLC(4)
10.14	Deferred Discount Agreement, dated as of November 20, 2023, by and among Denali Capital Acquisition Corp., Denali SPAC Holdco, Inc., US Tiger Securities, Inc., EF Hutton, division of Benchmark Investments, LLC and Craig-Hallum Capital Group LLC(7)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Denali Capital Acquisition Corp. Policy on Recoupment of Incentive Compensation, dated as of November 28, 2023
99.1	Form of Audit Committee Charter(1)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Denali Capital Acquisition Corp. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on March 22, 2022 (File No. 333-263123).

(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 12, 2022 (File No. 001-41351).

(3)	Filed as an exhibit to the Current Report on Form 8-K/A filed with the SEC on January 26, 2023 (File No. 001-41351).

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 11, 2023 (File No. 001-41351).

(5)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 12, 2023 (File No. 001-41351).

(6)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 13, 2023 (File No. 001-41351).
(7)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 20, 2023 (File No. 001-41351).
(8)	Filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on March 17, 2023 (File No.001-41351).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024		Denali Capital Acquisition Corp.

	By:	/s/ Lei Huang
Name: Lei Huang
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei Huang	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
Lei Huang

/s/ You (“Patrick”) Sun	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
You (“Patrick”) Sun

/s/ Huifeng Chang	Director	April 1, 2024
Huifeng Chang

/s/ Jim Mao	Director	April 1, 2024
Jim Mao

/s/ Kevin Vassily	Director	April 1, 2024
Kevin Vassily