Form 10-Q
period 2024-03-31
Denali Capital Acquisition Corp.
filed 2024-05-22
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 21, 2024, there were 5,047,829 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with Longevity (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our proposed business combination with Longevity Biomedical, Inc. (“Longevity”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022 and the ongoing hostilities in the Middle East, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on April 1, 2024 and in our definitive proxy statement filed with the SEC on December 15, 2023 relating to our proposed business combination with Longevity (the “Longevity Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PArt I. FINANCIAL INFORMATION

ITem 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets:
Cash	$1,013	$204,464
Prepaid expenses	64,399	4,976
Total Current Assets	65,412	209,440
Investments held in Trust Account	51,281,849	50,477,963
Total Assets	$51,347,261	$50,687,403

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,803,105	$3,749,581
Accrued interest expense – related party	29,451	18,021
Accrued interest expense – others	28,751	18,878
Promissory note – related party	1,013,200	842,500
Promissory note – others	1,125,000	975,000
Total Current Liabilities	5,999,507	5,603,980
Deferred underwriter compensation	2,887,500	2,887,500
Total Liabilities	8,887,007	8,491,480

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 4,537,829 shares at redemption value of $11.30 and $11.12 per share as of March 31, 2024, and December 31, 2023, respectively	51,281,849	50,477,963

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,000 shares issued and outstanding (excluding 4,537,829 shares subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,062,500 shares issued and outstanding	206	206
Accumulated deficit	(8,821,852)	(8,282,297)
Total Shareholders’ Deficit	(8,821,595)	(8,282,040)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$51,347,261	$50,687,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2024 and 2023

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Formation and operating costs	$368,252	$1,921,748
Other expense/(income)
Interest expense	21,303	-
Income on Trust Account	(653,885)	(912,646)
Net income/(loss)	$264,330	$(1,009,102)

Weighted average shares outstanding of redeemable ordinary shares	4,537,829	8,250,000
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.10	$(0.07)
Weighted average shares outstanding of non-redeemable ordinary shares	2,572,500	2,572,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.08)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended March 31, 2024 and 2023

	Ordinary Shares
	Class A		Class B		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance as of December 31, 2023	510,000	$51	2,062,500	$206	$(8,282,297)	$(8,282,040)
Net income	—	—	—	—	264,330	264,330
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account and extension deposit)	—	—	—	—	(803,885)	(803,885)
Balance as of March 31, 2024	510,000	$51	2,062,500	$206	$(8,821,852)	$(8,821,595)

	Ordinary Shares
	Class A		Class B		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$(3,271,562)	$(3,271,305)
Net Loss	—	—	—	—	(1,009,102)	(1,009,102)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	—	—	—	—	(912,646)	(912,646)
Balance as of March 31, 2023	510,000	$51	2,062,500	$206	$(5,193,310)	$(5,193,053)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2024 and 2023

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows from operating activities:
Net income/(loss)	$264,330	$(1,009,102)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Income on Trust Account	(653,885)	(912,646)
Changes in current assets and liabilities:
Prepaid expenses	(59,423)	(5,826)
Accounts payable and accrued expenses	53,524	1,687,177
Accrued interest expense – related party	11,430	-
Accrued interest expense – others	9,873	-
Net cash used in operating activities	(374,151)	(240,397)

Cash flows from financing activities:
Proceeds from issuance of promissory note to a related party	170,700	-
Net cash provided by financing activities	170,700	-

Net change in cash	(203,451)	(240,397)
Cash at beginning of period	204,464	819,747
Cash at end of period	$1,013	$579,350

Supplemental information for non-cash financing activities:
Increase in investment held in Trust Account through issuance of promissory note	$150,000	$-
Subsequent measurement of Class A shares subject to possible redemption	$803,885	$912,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

Notes to the UNAUDITED CONDENSED consolidated financial statementS

March 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND BUSINESS OPERATION

Denali Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on January 5, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through March 31, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with initial business combination, including the business combination with Longevity Biomedical, Inc. (“Longevity”) (the “Longevity Business Combination”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. Further, on April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of April 11, 2023 to July 11, 2023. On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 has been deposited into the Company’s Trust Account in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023. Furthermore, subsequently, on October 11, 2023, the Company issued another press release announcing that the Company’s shareholders extended the date by which the Company must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (the “Extension”). The Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, and hence, an aggregate of $150,000 has been deposited into the Company’s Trust Account through December 31, 2023 in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of October 11, 2023 to January 11, 2024. Until March 2024, there has been further deposit of an aggregate of $150,000 into the Trust Account for extension from January 11, 2024 to April 11, 2024. Subsequent to March 31, 2024, the Company has deposited $100,000 in the Trust Account for extensions from April 11, 2024 to June 11, 2024. During the shareholder’s meeting held on October 11, 2023, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions and through December 31, 2023, the Company had 4,537,829 public shares outstanding. Further, on January 9, 2024, shareholders holding an additional 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until the closing of the Business Combination. Therefore, if the Business Combination does not proceed, the shares will be released and become tradeable again until either the completion of another business combination, when the public shareholders must be provided with another opportunity to redeem, or upon reaching the deadline to consummate an initial business combination resulting in the required liquidation of the Company.

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

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by July 11, 2024, and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by July 11, 2024, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination. During an extraordinary general meeting held on October 11, 2023, a proposal was approved that Class A ordinary shares will be issued to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”). No such conversions have been made as of the date of this filing. Further, Class A ordinary shares do not possess redemption rights.

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

On March 29, 2023, Holdco filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement, as amended by Amendments Nos. 1, 2, 3, 4, 5 and 6 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023, October 20, 2023, November 21, 2023 and December 6, 2023 respectively.

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

On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (“Payee”). The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Such Convertible Promissory Note bears an interest equivalent to the lowest short-term Applicable Federal Rate. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to June 11, 2024. Upon consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert up to the total principal amount of this Note, in whole or in part, into Class A ordinary shares in the capital of the Company (each, an “Ordinary Share”), at a conversion price of $10.00 per Ordinary Share. The Ordinary Shares shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO. On December 6, 2023, Registration Statement on Form S-4 was filed with the SEC with respect to the Business Combination. On January 9, 2024, the shareholders of the Company at an extraordinary general meeting (the “Shareholder Meeting”) approved by way of an ordinary resolution (i) the Business Combination, (ii) the adoption of the Agreement and Plan of Merger, dated as of January 25, 2023 (as amended by the Amendment to and Consent under Agreement and Plan of Merger dated April 11, 2023, the “Merger Agreement”), (iii) the Plan of Merger, and (iv) the transactions contemplated by the Merger Agreement (the “Business Combination Proposal”). As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination. The total votes cast in favor of the proposal were 5,196,327 as against 10,100 votes cast against. Accordingly, the Business Combination Proposal was approved.

Furthermore, the shareholders also approved the alteration of authorized share capital at the effective time of the Denali Merger by (a) the reclassification and re-designation of (i) 200,000,000 issued and unissued Class A ordinary shares of a par value of US$0.0001 each to 200,000,000 issued and unissued ordinary shares of a par value of US$0.0001 each; (ii) 20,000,000 issued and unissued Class B ordinary shares of a par value of US$0.0001 each to 20,000,000 issued and unissued ordinary shares of a par value of US$0.0001 each; and (iii) 1,000,000 authorized but unissued preference shares of a par value of US$0.0001 each to 1,000,000 authorized but unissued ordinary shares of a par value of US$0.0001 each (the “Re-designation”); and (b) immediately following the Re-designation, the consolidation of every 100 issued and unissued ordinary shares of a par value of US$0.0001 each into one ordinary share of a par value of US$0.01 each (the “Consolidation”), such that following such Re-designation and Consolidation, the authorized share capital of the Company shall be US$22,100 divided into 2,210,000 shares of a par value of US$0.01 each (the “Share Capital Proposal”). It was approved with effect from the effective time of the Denali Merger, (a) the change of name of the Company to “LBI Sub 2, Inc.” and (b) the adoption of the Proposed Cayman Constitutional Documents (the “Organizational Documents Proposals”).

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

As of March 31, 2024, the Company had marketable securities held in the Trust Account of $51,281,849. The Company intends to use substantially all of the remaining funds held in the Trust Account (after the redemptions discussed above), including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions.

As of March 31, 2024, the Company had cash of $1,013 outside of the Trust Account. If the Company does not complete the Longevity Business Combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As described above, on January 25, 2023 and as amended on April 11, 2023, the Company entered into a Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

As of March 31, 2024, the Company had a working capital deficit of $5,934,095. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $170,700 to the Company against the Convertible Promissory Note during the three months ended March 31, 2024. As of March 31, 2024, there was an amount of $1,013,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $29,451 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of March 31, 2024. On April 2, 2024 the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to June 11, 2024. As of March 31, 2024, there was an amount of $1,125,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $28,751 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of March 31, 2024.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2024, subject to monthly extensions, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action, related sanctions on the world economy and the ongoing hostilities in the Middle East are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flow is also not determinable as of the date of these unaudited condensed consolidated financial statements.

On February 22, 2024, Denali Capital Acquisition Corp. (the “Company”) received a letter (the “Letter”) from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff at Nasdaq also noted in the Letter that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until August 20, 2024, to regain compliance. The Letter notes that to regain compliance, the Company’s MVLS must close at or above $50 million for a minimum of ten consecutive business days during the compliance period. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by August 20, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The Company intends to actively monitor the Company’s MVLS between now and August 20, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on April 1, 2024. The condensed consolidated Balance Sheet as of December 31, 2023 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

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

The ASU changes the accounting for convertible instruments by reducing the number of accounting models. It requires convertible debt instruments to be accounted for under one of the following three models: embedded derivative, substantial premium, or no proceeds allocated (traditional debt) models. It eliminates the cash conversion and beneficial conversion feature models, which will likely result in more convertible debt instruments being accounted for as a single unit.

The conversion feature in convertible promissory note issued by the Company on April 11, 2023 and July 11, 2023 does not qualify for either the derivative treatment. These convertible promissory notes are presented as traditional debt as of March 31, 2024, in the consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024, and December 31, 2023, 4,537,829 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption – December 31, 2022	8,250,000	85,371,600
Redemption of shares ($10.92 per share)	(3,712,171)	(40,536,908)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	3,843,271
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	1,800,000
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	653,885
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	150,000
Ordinary shares subject to possible redemption – March 31, 2024	4,537,829	$51,281,849

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

Based on the above, any remeasurement of the redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of March 31, 2024, and December 31, 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Net income/(loss)	$264,330	$(1,009,102)
Income earned on Trust Account	(653,885)	(912,646)
Accretion of carrying value to redemption value for extension deposit	(150,000)	-
Net loss including accretion of temporary equity	$(539,555)	$(1,921,748)

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(344,345)	$(195,210)	$(1,464,950)	$(456,798)
Income earned on Trust Account	653,885	—	912,646	—
Accretion of temporary equity to redemption value for extension deposit	150,000	—	—	—
Allocation of net income/(loss)	$459,540	$(195,210)	$(552,304)	$(456,798)

Denominators:
Weighted-average shares outstanding	4,537,829	2,572,500	8,250,000	2,572,500
Basic and diluted net income/(loss) per share	$0.10	$(0.08)	$(0.07)	$(0.18)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024, and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the quarter ended March 31, 2024, and 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted ASU 2020-06 effective January 1, 2024 but does not have material impact on the financial position.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

If the Company does not complete a Business Combination within 18 months from the closing of the IPO (refer to Note 1), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination is not considered probable until it occurs and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. On December 29, 2023 the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $157,500, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,000,000. The Sponsor further lent an aggregate of $170,700 to the Company against the Convertible Promissory Note during the three months ended March 31, 2024. As of March 31, 2024, there was an amount of $1,013,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $29,451 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of March 31, 2024. On April 2, 2024, the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Shares and Private Placement Warrants, including any of those issued upon conversion of the Working Capital Loans (and any Private Placement Shares issuable upon the exercise of the Private Placement Warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 6, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statement.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying consolidated balance sheets. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 20, 2023, the Company’s Underwriters entered into an Underwriter Letter Agreement, pursuant to which the Company’s Underwriters have agreed to receive 30%, or $866,250, of the aggregate $2,887,500 deferred underwriting commission owed to them upon the closing of the Company’s initial business combination in the form of 86,625 shares of Holdco Common Stock. Under the terms of the Underwriter Letter Agreement, the Underwriter Share Consideration will be issued at the Closing and the remaining aggregate $2,021,250 of deferred underwriting compensation owed will remain payable at the Closing in cash under the original terms of the underwriting agreement.

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, and December 31, 2023, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024, and December 31, 2023, there were 510,000 Class A ordinary shares issued and outstanding, excluding 4,537,829 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024, and December 31, 2023, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$51,281,849	$51,281,849	-	-

	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$50,477,963	$50,477,963	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and determined that there were no significant unrecognized events except for the below:

Subsequent to March 31, 2024, the Company has deposited $100,000 in the Trust Account for extensions from April 11, 2024 to June 11, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022, the Annual Report on Form 10-K filed with the SEC on April 1, 2024, and the Company's definitive proxy statement filed with the SEC on December 15, 2023 relating to its proposed business combination with Longevity. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On January 9, 2024, our shareholders held an extraordinary general meeting (the “Business Combination Meeting”) and voted in favor of approving the Longevity Business Combination. As a result, shareholders holding 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company may continue to accept reversal of redemption requests until the closing of the Business Combination. Therefore, if the Business Combination does not proceed, the shares will be released and become tradeable again until either the completion of another business combination, when the public shareholders must be provided with another opportunity to redeem, or upon reaching the deadline to consummate an initial business combination resulting in the required liquidation of the Company.

The shareholders also approved the following proposals by way of ordinary resolution (i) the Business Combination (as defined in the Merger Agreement), (ii) the adoption of the Agreement and Plan of Merger, dated as of January 25, 2023 (as amended by the Amendment to and Consent under Agreement and Plan of Merger dated April 11, 2023, the “Merger Agreement”), (iii) the Plan of Merger and (iv) the transactions contemplated by the Merger Agreement (the “Business Combination Proposal”).

Further, the shareholders approved the Merger Proposal as defined in the proxy statement along with authorization of merger of Denali Merger Sub with and into the Company.

Furthermore, the shareholders approved the alteration of authorized share capital at the effective time of the Denali Merger by (a) the reclassification and re-designation of (i) 200,000,000 issued and unissued Class A ordinary shares of a par value of US$0.0001 each to 200,000,000 issued and unissued ordinary shares of a par value of US$0.0001 each; (ii) 20,000,000 issued and unissued Class B ordinary shares of a par value of US$0.0001 each to 20,000,000 issued and unissued ordinary shares of a par value of US$0.0001 each; and (iii) 1,000,000 authorized but unissued preference shares of a par value of US$0.0001 each to 1,000,000 authorized but unissued ordinary shares of a par value of US$0.0001 each (the “Re-designation”); and (b) immediately following the Re-designation, the consolidation of every 100 issued and unissued ordinary shares of a par value of US$0.0001 each into one ordinary share of a par value of US$0.01 each (the “Consolidation”), such that following such Re-designation and Consolidation, the authorized share capital of the Company shall be US$22,100 divided into 2,210,000 shares of a par value of US$0.01 each (the “Share Capital Proposal”). It was approved with effect from the effective time of the Denali Merger, (a) the change of name of the Company to “LBI Sub 2, Inc.” and (b) the adoption of the Proposed Cayman Constitutional Documents (the “Organizational Documents Proposals”).

The shareholders further approved the Longevity Biomedical, Inc. 2023 Equity Incentive Plan (the “Equity Incentive Plan”) and any grants or awards issued thereunder (the “Incentive Plan Proposal”). As of the date of this report, the parties are working expeditiously to complete the remaining conditions to closing the Business Combination.

On February 22, 2024, Denali Capital Acquisition Corp. (the “Company”) received a letter (the “Letter”) from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff at Nasdaq also noted in the Letter that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until August 20, 2024, to regain compliance. The Letter notes that to regain compliance, the Company’s MVLS must close at or above $50 million for a minimum of ten consecutive business days during the compliance period. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by August 20, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The Company intends to actively monitor the Company’s MVLS between now and August 20, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

During the quarter ended March 31, 2024, the Sponsor lent an aggregate of $170,700 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $1,013,200.

During the quarter ended March 31, 2024, FutureTech lent an aggregate of $150,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $1,125,000.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through March 31, 2024, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed Longevity Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2024, we had a net income of $264,330 which primarily consists of income earned on investment held in the Trust Account of $653,885 partially offset by formation and operating expenses of $368,252 and interest expense of $21,303.

For the three months ended March 31, 2023, we had a net loss of $1,009,102 which primarily consists of formation and operating expenses of $1,921,748, partially offset by income earned on investments held in the Trust Account of $912,646.

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $374,151, primarily due to net income of $264,330 for the period and the changes in current assets and liabilities of $15,404 due to prepaid expenses of $(59,423), accounts payable and accrued expenses of $53,524, accrued interest expense – related party of $11,430 and accrued interest expense – others of $9,873. In addition, net cash used in operating activities includes adjustments to reconcile net income from income on the Trust Account of $653,885.

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

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $170,700 primarily due to proceeds from issuance of promissory note to related party.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of March 31, 2024, we had investment held in the Trust Account of $51,281,849. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,013 outside of the Trust Account. If we do not complete the Longevity Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On January 25, 2023, and as amended on April 11, 2023, we entered into the Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

On March 29, 2023, HoldCo filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Merger Agreement, as amended by Amendments Nos. 1, 2, 3, 4, 5 and 6 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023, October 20, 2023, November 21, 2023 and December 6, 2023 respectively. On December 14, 2023, HoldCo filed a notice of effectiveness. On January 9, 2024, our shareholders held a Business Combination Meeting and voted in favor of approving the Longevity Business Combination.

For finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. On April 11, 2023, we issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $170,700 to the Company against the Convertible Promissory Note during the period ended March 31, 2024. As of March 31, 2024, there was an amount of $1,013,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $29,451 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of March 31, 2024. On April 2, 2024, the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $50,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination by another month from current deadline of October 11, 2023 to November 11, 2023. During the quarter ended December 31, 2023, $100,000 has been further deposited in the Trust Account for extension to January 11, 2024. Until March 2024, there has been further deposit of an aggregate $150,000 into the Trust Account for extension from January 11, 2024 to April 11, 2024. As of March 31, 2024, there was an amount of $1,125,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $28,751 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others, as of March 31, 2024.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2024, subject to monthly extensions, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $2,887,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On November 20, 2023, the Company entered into a Deferred Discount Agreement with the underwriters and Holdco, pursuant to which the representatives of the IPO agreed to receive $886,250 of the aggregate $1,887,500 deferred fee owed to them upon the closing of the Business Combination in the form of 86,625 shares of Holdco’s common stock (the “Common Stock Consideration”). Upon the terms of the Deferred Discount Agreement, the Common Stock Consideration will be issued at the closing of the Business Combination and the remaining $2,021,250 of the aggregate deferred fee owed will remain payable at the closing of the Business Combination. The Deferred Discount Agreement will terminate in the event that the Company does not consummate the Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management does not believe that the Company has any critical accounting estimates.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted ASU 2020-06 effective January 1, 2024 but does not have material impact on the financial position.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks contained in our registration statement on Form S-1 (File No. 263123) filed in connection with our IPO, our Annual Report on Form 10-K for the annual period ended December 31, 2023, and our definitive proxy statement relating to our proposed business combination with Longevity (File No. 333-270917), as filed with the SEC on December 15, 2023 (see below).

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the annual period ended December 31, 2023, as filed with the SEC on April 1, 2024, and our definitive proxy statement, filed with the SEC on December 15, 2023, relating to our proposed business combination with Longevity (File No. 333-270917). However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: May 21, 2024	DENALI CAPITAL ACQUISITION CORP.

By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)