Form 10-Q
period 2024-06-30
Denali Capital Acquisition Corp.
filed 2024-08-19
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 751,837 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with Semnur (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our proposed business combination with Semnur Pharmaceuticals, Inc. (“Semnur”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022 and the ongoing hostilities in the Middle East, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on April 1, 2024. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PArt I. FINANCIAL INFORMATION

ITem 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$1,500	$204,464
Prepaid expenses	42,283	4,976
Total current assets	43,783	209,440

Cash and investments held in Trust Account	52,072,006	50,477,963
Total assets	$52,115,789	$50,687,403

Liabilities, Temporary Equity and Shareholders’ Deficit
Accounts payable and accrued expenses	$3,834,661	$3,749,581
Accrued interest expense - related party	42,638	18,021
Accrued interest expense - others	38,624	18,878
Promissory Note - related party	1,128,200	842,500
Promissory Note - Others	1,275,000	975,000
Total current liabilities	6,319,123	5,603,980

Deferred underwriter compensation	2,887,500	2,887,500
Total liabilities	9,206,623	8,491,480

Commitments and contingencies
Class A ordinary shares subject to possible redemption 4,537,829 shares at redemption value of $11.48 and $11.12 per share as of June 30, 2024 and December 31, 2023, respectively	52,072,006	50,477,963

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 510,000 shares issued and outstanding (excluding 4,537,829 shares subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 2,062,500 shares issued and outstanding	206	206
Accumulated deficit	(9,163,097)	(8,282,297)
Total shareholders’ deficit	(9,162,840)	(8,282,040)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$52,115,789	$50,687,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Formation and operating costs	$168,186	$563,701	$536,438	$2,485,449
Loss from operations	168,186	563,701	536,438	2,485,449

Other expense/(income)
Interest expense	23,059	4,449	44,362	4,449
Income on Trust account	(640,157)	(1,025,859)	(1,294,042)	(1,938,505)

Net income/(loss)	$448,912	$457,709	$713,242	$(551,393)

Basic and diluted weighted average redeemable ordinary shares outstanding	4,537,829	8,250,000	4,537,829	8,250,000
Basic and diluted net income per redeemable ordinary shares	$0.13	$0.10	$0.23	$0.03

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,572,500	2,572,500	2,572,500	2,572,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.05)	$(0.13)	$(0.12)	$(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2024
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023 (Audited)	510,000	$51	2,062,500	$206	$(8,282,297)	$(8,282,040)
Net income	-	-	-	-	264,330	264,330
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(803,885)	(803,885)
Balance as of March 31, 2024 (Unaudited)	510,000	51	2,062,500	206	(8,821,852)	(8,821,595)
Net income	-	-	-	-	448,912	448,912
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(790,157)	(790,157)
Balance as of June 30, 2024 (Unaudited)	510,000	$51	$2,062,500	$206	$(9,163,097)	$(9,162,840)

	For the Three and Six Months Ended June 30, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022 (Audited)	510,000	$51	2,062,500	$206	$(3,271,562)	$(3,271,305)
Net Loss	-	-	-	-	(1,009,102)	(1,009,102)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(912,646)	(912,646)
Balance as of March 31, 2023 (Unaudited)	510,000	51	2,062,500	206	(5,193,310)	(5,193,053)
Net income	-	-	-	-	457,709	457,709
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(1,850,859)	(1,850,859)
Balance as of June 30, 2023 (Unaudited)	510,000	$51	2,062,500	$206	$(6,586,460)	$(6,586,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income/loss	$713,242	$(551,393)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from Trust Account	(1,294,042)	(1,938,505)
Changes in current assets and liabilities:
Prepaid Expenses	(37,307)	42,764
Accounts payable and accrued expenses	85,080	2,044,562
Accrued interest expense -related party	24,617	4,449
Accrued interest expense - others	19,746	-
Net cash used in operating activities	(488,664)	(398,123)

Cash Flows from Investing Activities:
Investment held in Trust Account	-	(825,000)
Net cash used in investing activities	-	(825,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	285,700	412,500
Net cash provided by financing activities	285,700	412,500

Net change in cash	(202,964)	(810,623)

Cash, beginning of the period	204,464	819,747
Cash, end of the period	$1,500	$9,125

Supplemental disclosure of noncash investing and financing activities
Increase in investment held in Trust Account through issuance of promissory note	$300,000	$-
Remeasurement adjustment on class A ordinary shares subject to possible redemption	$1,594,042	$2,763,505

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through June 30, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with an initial business combination, including with respect to our proposed business combination with Semnur Pharmaceuticals, Inc (“Semnur”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company. Further, on April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from then current deadline of April 11, 2023 to July 11, 2023. On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 has been deposited into the Company’s Trust Account in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023. Furthermore, subsequently, on October 11, 2023, the Company issued another press release announcing that the Company’s shareholders extended the date by which the Company must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (the “Extension”). The Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, and hence, an aggregate of $150,000 has been deposited into the Company’s Trust Account through December 31, 2023 in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of October 11, 2023 to January 11, 2024. Until June 2024, there has been further deposit of an aggregate of $300,000 into the Trust Account for extension from January 11, 2024 to July 11, 2024. However, on June 4, 2024, to mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.5% per annum.

During the shareholder’s meeting held on October 11, 2023, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions and through December 31, 2023, the Company had 4,537,829 public shares outstanding. Further, on January 9, 2024, shareholders holding an additional 4,440,202 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. The funds for the 4,440,202 public shares to be redeemed are currently held in the Trust Account pending the closing of the Business Combination. The Company continued to accept reversal of redemption requests until the closing of the Business Combination. After the Termination, the shares were released and became tradeable again until either the completion of another business combination, when the public shareholders must be provided with another opportunity to redeem, or upon reaching the deadline to consummate an initial business combination resulting in the required liquidation of the Company.

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend (the “extension”) the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the extraordinary general meeting on July 10, 2024, shareholders  holding 3,785,992 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 751,837 public shares outstanding.

On August 9, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to Scilex (the “Extension Scilex Convertible Promissory Note”). The Extension Scilex Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of Scilex prior to the maturity of the Extension Scilex Convertible Promissory Note. The Extension Scilex Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

On August 9, 2024, Scilex deposited $15,037 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from August 11, 2024 to September 11, 2024.

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

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by September 11, 2024, and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by September 11, 2024, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination. During an extraordinary general meeting held on October 11, 2023, a proposal was approved that Class A ordinary shares will be issued to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”). No such conversions have been made as of the date of this filing. Further, Class A ordinary shares do not possess redemption rights.

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

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Denali Merger and Longevity Merger, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Global Market under the ticker symbol “LBIO.”

On June 26, 2024, pursuant to Section 11.1(a) of the Merger Agreement, the parties entered into a termination agreement (the “Termination Agreement”) pursuant to which the Merger Agreement was terminated effective as of the date of the Termination Agreement (the “Termination”). Denali and its sponsor intend to seek alternative ways to consummate an initial business combination.

As a result of the Termination Agreement, the Merger Agreement will be of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Merger Agreement) and ancillary agreements entered into in connection with the Merger Agreement including (a) the voting and support agreement, pursuant to which the sole stockholder Longevity has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions and (b) the voting and support agreement, by an among the Company, Longevity, and the Sponsor, pursuant to which the Sponsor agreed (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the extraordinary meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any Class A ordinary shares held by it that may be redeemed and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares held by the Sponsor, will also automatically terminate in accordance with their respective terms. As a result of the termination of the Merger Agreement, on August 9, 2024, Holdco filed a Form RW to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

As of June 30, 2024, all of the assets of $52,072,006 held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of June 30, 2024, the Company had cash of $1,500 outside of the Trust Account. If the Company does not complete the business combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of June 30, 2024, the Company had a working deficit of $6,275,340. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $285,700 to the Company against the Convertible Promissory Note during the six months ended June 30, 2024. As of June 30, 2024, there was an amount of $1,128,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $42,638 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of June 30, 2024. On April 2, 2024 the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000. As of June 30, 2024, the Company has drawn down a total of $287,500 of the additional aggregate amount available.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech Capital LLC (“FutureTech”) and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of June 30, 2024, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $38,624 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of June 30, 2024.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through April 11, 2025 (refer to Note 9), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 26, 2024, Denali, received a letter from the staff at Nasdaq informing Denali that it had regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) and that Nasdaq is in compliance with the Nasdaq Global Market’s requirements. The Denali Units continue to trade on Nasdaq under the symbol “DECAU”, the Class A Ordinary Shares continue to trade on Nasdaq under the symbol “DECA” and Denali public warrants continue to trade on Nasdaq under the symbol “DECAW.”

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on April 1, 2024. The unaudited condensed consolidated Balance Sheet as of December 31, 2023 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on June 30, 2024 and December 31, 2023.

Cash and Investment Held in Trust Account

Prior to June 4, 2024, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Gains and losses resulting from the change in fair value of these securities are included in income on Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investment held in the Trust Account are determined using available market information.

Since June 4, 2023, all of the assets held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.5% per annum.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet, primarily due to its short-term nature.

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

The conversion feature in convertible promissory notes issued by the Company in for the six months ended June 30, 2024 and for the year ended December 31, 2023 does not qualify for either the derivative treatment. These convertible promissory notes are presented as traditional debt as of June 30, 2024 and December 31, 2023, in the consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024, and December 31, 2023, 4,537,829 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption – December 31, 2022	8,250,000	85,371,600
Redemption of shares ($10.92 per share)	(3,712,171)	(40,536,908)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	3,843,271
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	1,800,000
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	653,885
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	150,000
Ordinary shares subject to possible redemption – March 31, 2024	4,537,829	$51,281,849
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	640,157
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	150,000
Ordinary shares subject to possible redemption – June 30, 2024	4,537,829	$52,072,006

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

Based on the above, any remeasurement of the redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of June 30, 2024 and December 31, 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	Three months ended June 30, 2024	Six months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2023
Net income/(loss)	$448,912	$713,242	$457,709	$(551,393)
Accretion of temporary equity to redemption value	(790,157)	(1,594,042)	(1,850,859)	(2,763,505)
Net loss including accretion of temporary equity	$(341,245)	$(880,800)	$(1,393,150)	$(3,314,898)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary	$(217,783)	$(123,462)	$(1,061,999)	$(331,151)
Accretion of temporary equity to redemption value	790,157	-	1,850,859	-
Allocation of net income/(loss)	$572,374	$(123,462)	$788,860	$(331,151)

Denominators:
Weighted-average shares outstanding	4,537,829	2,572,500	8,250,000	2,572,500
Basic and diluted net income/ (loss) per share	$0.13	$(0.05)	$0.10	$(0.13)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary	$(562,129)	$(318,671)	$(2,526,949)	$(787,949)
Accretion of temporary equity to redemption value	1,594,042	-	2,763,505	-
Allocation of net income/(loss)	$1,031,913	$(318,671)	$236,556	$(787,949)

Denominators:
Weighted-average shares outstanding	4,537,829	2,572,500	8,250,000	2,572,500
Basic and diluted net income/ (loss) per share	$0.23	$(0.12)	$0.03	$(0.31)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the six months ended June 30, 2024 and 2023.

Recently Adopted Accounting Pronouncements

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable until it occurs and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. On December 29, 2023 the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $157,500, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,000,000. The Sponsor further lent an aggregate of $285,700 to the Company against the Convertible Promissory Note during the six months ended June 30, 2024. As of June 30, 2024, there was an amount of $1,128,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $42,638 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of June 30, 2024. On April 2, 2024, the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000. As of June 30, 2024, the Company has drawn down a total of $285,700 of the additional aggregate amount available.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying consolidated balance sheets. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 20, 2023, the Company’s Underwriters entered into an Underwriter Letter Agreement, pursuant to which the Company’s Underwriters have agreed to receive 30%, or $866,250, of the aggregate $2,887,500 deferred underwriting commission owed to them upon the closing of the Company’s initial business combination in the form of 86,625 shares of Common Stock of the public company surviving a business combination with Semnur. Under the terms of the Underwriter Letter Agreement, the Underwriter Share Consideration will be issued at the Closing and the remaining aggregate $2,021,250 of deferred underwriting compensation owed will remain payable at the Closing in cash under the original terms of the underwriting agreement.

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 510,000 Class A ordinary shares issued and outstanding, excluding 4,537,829 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$52,072,006	$52,072,006	-	-

	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$50,477,963	$50,477,963	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 19, 2024 when  these unaudited condensed consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On July 2, 2024, the Company issued a press release to announce that it entered into a letter of intent with Semnur, a wholly owned subsidiary of Scilex Holding Company (“Scilex”), for a potential business combination. There can be no assurance that a definitive merger agreement will be entered into or that the proposed transaction will be consummated.

On July 10, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to the Sponsor (the “Extension Convertible Promissory Note”). The Extension Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Extension Convertible Promissory Note. The Extension Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination. Shareholders holding 3,785,992 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 751,837 public shares outstanding.

On July 11, 2024, the Sponsor deposited $15,037 drawn down from the Extension Sponsor Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from July 11, 2024 to August 11, 2024.

On July 26, 2024, Denali, received a letter from the staff at Nasdaq informing Denali that it had regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) and that Nasdaq is in compliance with the Nasdaq Global Market’s requirements. The company’s units continue to trade on Nasdaq under the symbol “DECAU”, the Class A ordinary shares continue to trade on Nasdaq under the symbol “DECA” and public warrants continue to trade on Nasdaq under the symbol “DECAW.”

On August 9, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to Scilex (the “Extension Scilex Convertible Promissory Note”). The Extension Scilex Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of Scilex prior to the maturity of the Extension Scilex Convertible Promissory Note. The Extension Scilex Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

On August 9, 2024, Scilex deposited $15,037 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from August 11, 2024 to September 11, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022, the Annual Report on Form 10-K filed with the SEC on April 1, 2024, and the Company’s definitive proxy statement filed with the SEC on July 10, 2024 relating to its termination of proposed business combination with Longevity. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On July 26, 2024, Denali, received a letter from the staff at Nasdaq informing Denali that it had regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) and that Nasdaq is in compliance with the Nasdaq Global Market’s requirements. The Denali Units continue to trade on Nasdaq under the symbol “DECAU”, the Class A Ordinary Shares continue to trade on Nasdaq under the symbol “DECA” and Denali public warrants continue to trade on Nasdaq under the symbol “DECAW.”

On July 2, 2024, the Company issued a press release to announce that it entered into a letter of intent with Semnur, a wholly owned subsidiary of Scilex Holding Company (“Scilex”), for a potential business combination. There can be no assurance that a definitive merger agreement will be entered into or that the proposed transaction will be consummated.

On July 10, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to the Sponsor (the “Extension Convertible Promissory Note”). The Extension Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Extension Convertible Promissory Note. The Extension Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination. Shareholders holding 3,785,992 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 751,837 public shares outstanding.

On July 11, 2024, the Sponsor deposited $15,037 drawn down from the Extension Sponsor Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from July 11, 2024 to August 11, 2024.

On August 9, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to Scilex. The Extension Scilex Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of Scilex prior to the maturity of the Extension Scilex Convertible Promissory Note. The Extension Scilex Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

On August 9, 2024, Scilex deposited $15,037 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from August 11, 2024 to September 11, 2024.

On August 14, 2024, Denali Merger Sub Inc., a Delaware corporation, was incorporated as a direct wholly-owned subsidiary of the Company.

On August 15, 2024, Holdco filed a Certificate of Ownership and Merger merging each of its wholly-owned subsidiaries, Longevity Merger Sub and Denali Merger Sub, with and into Holdco, with Holdco as the sole surviving corporation.

During the quarter ended June 30, 2024, the Sponsor lent an aggregate of $115,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $1,128,200.

During the quarter ended June 30, 2024, FutureTech lent an aggregate of $150,000 to the Company resulting in the principal amount of the Sponsor Convertible Promissory Note being increased to $1,275,000.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through June 30, 2024, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2024, we had a net income of $448,912 which primarily consists of income earned on investment held in the Trust Account of $640,157 being partially offset by formation and operating expenses of $168,186 and interest expense of $23,059.

For the six months ended June 30, 2024, we had a net income of $713,242 which primarily consists of by income earned on investment held in the Trust Account of $1,294,042 being partially offset by formation and operating expenses of $536,438 and interest expense of $44,362.

For the three months ended June 30, 2023, we had a net income of $457,709 which primarily consists of income earned on investment held in the Trust Account of $1,025,859 being partially offset by formation and operating expenses of $563,701 and interest expense of $4,449.

For the six months ended June 30, 2023, we had a net loss of $551,393 which primarily consists of formation and operating expenses of $2,485,449 and interest expense of $4,449 being partially offset by income earned on investment held in the Trust Account of $1,938,505.

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $488,664, primarily due to a net income of $713,242 for the period and the changes in current assets and liabilities of $92,136, primarily due to prepaid expenses of $(37,306) and accounts payable and accrued expenses of $85,079, accrued interest expense – related party of $24,617 and accrued interest expense – others of $19,746. In addition, net cash used in operating activities includes adjustments to reconcile net loss from income on the Trust Account of $1,294,042

For the six months ended June 30, 2023, net cash used in operating activities was $398,123, primarily due to a net loss of $551,393 for the period and the changes in current assets and liabilities of $2,091,775, primarily due to prepaid expenses of $42,764 and accounts payable, accrued expenses of $2,044,562 and accrued interest expense – related party of $4,449. In addition, net cash used in operating activities includes adjustments to reconcile net loss from income on the Trust Account of $1,938,505.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $285,700 primarily due to proceeds from issuance of promissory note to related party of $285,700.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of June 30, 2024, we had investment held in the Trust Account of $52,072,006. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $1,500 outside of the Trust Account. If we do not complete the proposed business combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On June 26, 2024, pursuant to Section 11.1(a) of the Merger Agreement, the parties entered into a termination agreement (the “Termination Agreement”) pursuant to which the Merger Agreement was terminated effective as of the date of the Termination Agreement (the “Termination”). Denali and its sponsor intend to seek alternative ways to consummate an initial business combination.

As a result of the Termination Agreement, the Merger Agreement will be of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Merger Agreement) and ancillary agreements entered into in connection with the Merger Agreement will also automatically terminate in accordance with their respective terms. As a result of the termination of the Merger Agreement, on August 9, 2024, Holdco filed a Form RW to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

On July 2, 2024, the Company issued a press release to announce that it entered into a letter of intent with Semnur, a wholly owned subsidiary of Scilex, for a potential business combination. There can be no assurance that a definitive merger agreement will be entered into or that the proposed transaction will be consummated.

For finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. On April 11, 2023, we issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $285,700 to the Company against the Convertible Promissory Note during the six months ended June 30, 2024. As of June 30, 2024, there was an amount of $1,128,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $42,638 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of June 30, 2024. On April 2, 2024, the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000. As of June 30, 2024, the Company has drawn down a total of $285,700 of the additional aggregate amount available.

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination. Shareholders holding 3,785,992 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 751,837 public shares outstanding.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of June 30, 2024, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $38,624 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of June 30, 2024.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $2,887,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On November 20, 2023, the Company entered into a Deferred Discount Agreement with the underwriters and Holdco, pursuant to which the representatives of the IPO agreed to receive $886,250 of the aggregate $1,887,500 deferred fee owed to them upon the closing of the Business Combination in the form of 86,625 shares of common stock of the public company surviving a business combination with Semnur (the “Common Stock Consideration”). Upon the terms of the Deferred Discount Agreement, the Common Stock Consideration will be issued at the closing of the Business Combination and the remaining $2,021,250 of the aggregate deferred fee owed will remain payable at the closing of the Business Combination. The Deferred Discount Agreement will terminate in the event that the Company does not consummate the Business Combination.

Critical Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Until June 4, 2024, the net proceeds of our IPO and the Private Placement held in the Trust Account were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, on June 4, 2024, to mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.5% per annum. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks contained in our registration statement on Form S-1 (File No. 263123) filed in connection with our IPO, our Annual Report on Form 10-K for the annual period ended December 31, 2023.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the annual period ended December 31, 2023, as filed with the SEC on April 1, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: August 19, 2024	DENALI CAPITAL ACQUISITION CORP.

By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)