Form 10-Q
period 2024-09-30
Denali Capital Acquisition Corp.
filed 2024-11-19
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 18, 2024, there were 1,261,837 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

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

ii

PArt I. FINANCIAL INFORMATION

ITem 1. Unaudited CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$14,287	$204,464
Prepaid expenses	21,141	4,976
Total current assets	35,428	209,440

Cash and Investments held in Trust Account	8,889,119	50,477,963
Total assets	$8,924,547	$50,687,403

Liabilities, Temporary Equity and Shareholders’ Deficit
Accounts payable and accrued offering costs and expenses	$3,859,258	$3,749,581
Accrued interest expense -related party	57,844	18,021
Accrued interest expense - others	48,605	18,878
Promissory Note - related party	1,323,237	842,500
Promissory Note - Others	1,305,127	975,000
Total current liabilities	6,594,071	5,603,980

Deferred underwriter compensation	2,887,500	2,887,500
Total liabilities	9,481,571	8,491,479

Commitments and contingencies

Class A ordinary shares subject to possible redemption 751,837 and 4,537,829 shares at redemption value of $11.82 and $11.48 per share as of September 30, 2024 and December 31, 2023, respectively	8,889,119	50,477,963

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 510,000 shares issued and outstanding (excluding 751,837 and 4,537,829 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 2,062,500 shares issued and outstanding	206	206
Accumulated deficit	(9,446,400)	(8,282,297)
Total shareholders’ deficit	(9,446,143)	(8,282,040)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$8,924,547	$50,687,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Formation and operating costs	$212,951	$505,895	$749,389	$2,991,344
Loss from operations	212,951	505,895	749,389	2,991,344

Other expense/(income)
Interest expense	25,188	14,748	69,550	19,197
Income earned on cash and investments held in Trust Account	(197,278)	(1,151,229)	(1,491,320)	(3,089,734)

Net income/(loss)	$(40,861)	$630,586	$672,381	$79,193

Basic and diluted weighted average redeemable ordinary shares outstanding	1,122,206	8,250,000	3,390,977	8,250,000
Basic and diluted net income per redeemable ordinary shares	$0.14	$0.12	$0.35	$0.14

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,572,500	2,572,500	2,572,500	2,572,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.08)	$(0.12)	$(0.20)	$(0.43)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
						Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance as of December 31, 2023 (Audited)	510,000	$51	2,062,500	$206	$(8,282,297)	$(8,282,040)
Net income	-	-	-	-	264,330	264,330
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(803,885)	(803,885)
Balance as of March 31, 2024 (Unaudited)	510,000	51	2,062,500	206	(8,821,852)	(8,821,595)
Net income	-	-	-	-	448,912	448,912
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(790,157)	(790,157)
Balance as of June 30, 2024 (Unaudited)	510,000	$51	$2,062,500	$206	$(9,163,097)	$(9,162,840)
Net loss	-	-	-	-	(40,861)	(40,861)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(242,442)	(242,442)
Balance as of September 30, 2024 (Unaudited)	510,000	51	2,062,500	206	$(9,446,400)	(9,446,143)

	For the Three and Nine Months Ended September 30, 2023
						Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance as of December 31, 2022 (Audited)	510,000	$51	2,062,500	$206	$(3,271,562)	$(3,271,305)
Net loss	-	-	-	-	(1,009,102)	(1,009,102)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(912,646)	(912,646)
Balance as of March 31, 2023 (Unaudited)	510,000	51	2,062,500	206	(5,193,310)	(5,193,053)
Net income	-	-	-	-	457,709	457,709
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(1,850,859)	(1,850,859)
Balance as of June 30, 2023 (Unaudited)	510,000	$51	2,062,500	$206	$(6,586,460)	$(6,586,203)
Net income	-	-	-	-	630,586	630,586
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(1,976,229)	(1,976,229)
Balance as of September 30, 2023 (Unaudited)	510,000	$51	2,062,500	$206	$(7,932,103)	$(7,931,846)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$672,381	$79,193
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on cash and investments held on Trust Account	(1,491,320)	(3,089,734)
Changes in current assets and liabilities:
Prepaid Expenses	(16,165)	65,899
Accounts payable and accrued expenses	109,677	2,451,668
Accrued interest expense -related party	39,823	10,290
Accrued interest expense - others	29,727	8,897
Net cash used in operating activities	(655,877)	(473,787)

Cash Flows from Investing Activities:
Investment held in Trust Account	-	(825,000)
Cash withdrawn from Trust Account in connection with redemption	43,425,328	-
Net cash provided by (used in) investing activities	43,425,328	(825,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	465,700	492,500

Redemption of ordinary shares	(43,425,328)	-
Net cash (used in) provided by financing activities	(42,959,628)	492,500

Net change in cash	(190,177)	(806,287)

Cash, beginning of the period	204,464	819,747
Cash, end of the period	$14,287	$13,460

Supplemental disclosure of noncash investing and financing activities
Increase in investment held in Trust Account through issuance of promissory note	$345,164	$825,000
Remeasurement adjustment on class A ordinary shares subject to possible redemption	$(1,836,484)	$4,739,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through September 30, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with an initial business combination, including with respect to our proposed business combination with Semnur Pharmaceuticals, Inc (“Semnur”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

During the shareholder’s meeting held on October 11, 2023, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions and through December 31, 2023, the Company had 4,537,829 public shares outstanding. Further, in connection with the extraordinary general meeting on July 10, 2024, shareholders holding 3,785,992 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 751,837 public shares outstanding.

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

On July 10, 2024, Company issued a convertible promissory note (the “Convertible Promissory Note 2”) in the total principal amount of up to $180,000 to Sponsor. The Convertible Promissory Note 2 was issued with an initial principal balance of $15,036.74, with the remaining $164,963.26 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note 2. The Convertible Promissory Note 2 matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

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

As of September 30, 2024, Scilex deposited aggregated total of $30,127 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to October 11, 2024.

On October 11, 2024 and November 11, 2024, Scliex had deposit aggregated total of $30,074 additional drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to December 11, 2024.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Merger Agreement – Longevity (termination)

On January 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Longevity Merger Agreement”), by and among Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”).

Pursuant to the Longevity Merger Agreement, the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and, together with the other transactions contemplated by the Longevity Merger Agreement, the “Transactions”), pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc., Aegeria Soft Tissue LLC, and Novokera LLC, (i) Denali Merger Sub will merge with and into the Company (the “Denali Merger”), with the Company as the surviving entity of the Denali Merger, and (ii) Longevity Merger Sub will merge with and into Longevity (the “Longevity Merger”), with Longevity as the surviving company of the Longevity Merger. Following the Denali Merger and Longevity Merger, each of Longevity and the Company will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Holdco will change its name to Longevity Biomedical, Inc., and its common stock is expected to list on the Nasdaq Global Market under the ticker symbol “LBIO.”

On June 26, 2024, pursuant to Section 11.1(a) of the Longevity Merger Agreement, the parties entered into a termination agreement (the “Termination Agreement”) pursuant to which the Longevity Merger Agreement was terminated effective as of the date of the Termination Agreement (the “Termination”). Denali and its sponsor intend to seek alternative ways to consummate an initial business combination.

As a result of the Termination Agreement, the Longevity Merger Agreement will be of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Longevity Merger Agreement) and ancillary agreements entered into in connection with the Longevity Merger Agreement including (a) the voting and support agreement, pursuant to which the sole stockholder Longevity has agreed to, among other things, (i) vote in favor of the Longevity Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions and (b) the voting and support agreement, by an among the Company, Longevity, and the Sponsor, pursuant to which the Sponsor agreed (i) to vote in favor of the proposed transactions contemplated by the Longevity Merger Agreement, (ii) to appear at the extraordinary meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Longevity Merger Agreement, (iv) to not redeem any Class A ordinary shares held by it that may be redeemed and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares held by the Sponsor, will also automatically terminate in accordance with their respective terms. As a result of the termination of the Longevity Merger Agreement, on August 9, 2024, Holdco filed a Form RW to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Merger Agreement – Semnur

On August 30, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. (“Semnur”), a Delaware corporation and wholly owned subsidiary of Scilex Holding Company (“Scilex”), and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

Subject to the terms and conditions set forth in the Merger Agreement, the total consideration to be paid at Closing by the Company to Semnur’s equity holders will be an amount equal to the quotient of (a) $2,500,000,000 divided by (b) $10.00, and will be payable in New Semnur Common Shares. In accordance with the terms and subject to the conditions of the Merger Agreement, following the Domestication and at the effective time of the Merger (the “Effective Time”): (i) each share of common stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Shares equal to the Exchange Ratio (as defined in the Merger Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to the Company’s receipt of the Option Exchange Approval (as defined in the Merger Agreement), each option to purchase a share of Semnur common stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. For purposes of the Merger Agreement, Semnur’s equity value is $2,500,000,000.

Other Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the Merger, including, among others, the following:

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and each of the Company’s directors and executive officers entered into a sponsor support agreement with the Company and Semnur (the “Sponsor Support Agreement”), pursuant to which the Sponsor and each of Company’s directors and executive officers has agreed to, among other things: (i) vote in favor of the Parent Shareholder Approval Matters (as defined in the Merger Agreement) and in favor of any proposal in respect of an Extension Amendment (as such terms are defined in the Merger Agreement); (ii) vote against (or otherwise withhold written consent of, as applicable) any “Business Combination” (as such term is defined in Denali’s organizational documents) or any proposal relating thereto (in each case, other than as contemplated by the Merger Agreement); (iii) vote against (or otherwise withhold written consent of, as applicable) any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and the transactions contemplated thereby); (iv) vote against (or otherwise withhold written consent of, as applicable) any change in the business, management or board of directors of the Company (other than in connection with the Merger Agreement and the transactions contemplated thereby); and (v) vote against (or otherwise withhold written consent of, as applicable) any proposal, action or agreement that would (a) impede, frustrate, prevent or nullify any provision of the Sponsor Support Agreement or the Merger Agreement or any of the transactions contemplated thereby, (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Denali or Merger Sub under the Merger Agreement, (c) result in any of the conditions set forth in Article VIII of the Merger Agreement not being fulfilled or (d) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Under the terms of the Sponsor Support Agreement, the Sponsor also agreed to certain standstill provisions with respect to the ordinary shares and other equity securities of the Company held by the Sponsor.

Stockholder Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, Semnur and Scilex (as the sole stockholder of Semnur) entered into a company stockholder support agreement (the “Stockholder Support Agreement”), pursuant to which Scilex agreed to, among other things: (i) appear at any meeting of Semnur’s stockholders related to the transactions contemplated by the Merger Agreement, or otherwise cause its shares of Semnur common stock to be counted as present thereat for the purpose of establishing a quorum; (ii) vote (or execute and return an action by written consent), or cause to be voted at any such meeting of Semnur’s stockholders (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Semnur common stock in favor of the Merger Agreement and the Business Combination; (iii) authorize and approve any amendment to Semnur’s certificate of incorporation or bylaws that is deemed necessary or advisable by Semnur for purposes of effecting the Business Combination; and (iv) vote (or execute and return an action by written consent), or cause to be voted at any such meeting of Semnur’s stockholders (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Semnur common stock against any other action that would reasonably be expected to (a) impede, interfere with, frustrate, delay, postpone or adversely affect the Business Combination, (b) result in a breach of any covenant, representation or warranty or other obligation or agreement of Semnur under the Merger Agreement or (c) result in a breach of any covenant, representation or warranty or other obligation or agreement of Scilex contained in the Stockholder Support Agreement.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Sponsor Interest Purchase Agreement

In connection with the execution and delivery of the Merger Agreement, the Sponsor and Scilex entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, Scilex agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of the Company that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share, of Scilex (the “Scilex Shares”). Pursuant to the SIPA, Scilex has paid the Cash Consideration on the Signing Date and has agreed to issue the Scilex Shares to the Sponsor contingent upon and following the occurrence of the Effective Time. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Merger Agreement.

Amended and Restated Registration Rights Agreement

The Merger Agreement contemplates that, at or prior to the closing of the Merger, the Company and Scilex will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), which, among other things, will govern the registration of certain New Semnur Common Shares for resale and be effective as of the closing of the Merger.

Stockholder Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a Stockholder Agreement with Scilex (the “Stockholder Agreement”). Pursuant to the Stockholder Agreement, from and after the Effective Time, and for so long as Scilex beneficially owns any New Semnur Preferred Shares, among other things, (i) Scilex shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to the Board of Directors of New Semnur (“New Semnur Board”) (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (i) whether such Stockholder Designee is to be elected to the New Semnur Board at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by the New Semnur Board in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of the New Semnur Board, or (ii) the size of the New Semnur Board, and New Semnur will be required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to the New Semnur Board as more fully described in the Stockholder Agreement. Scilex shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from the New Semnur Board and the right to appoint a representative of Scilex to attend all meetings of the committees of the New Semnur Board. The Stockholder Agreement also provides that New Semnur will be prohibited from taking certain actions without the consent of Scilex. Such actions include, among other things, amendments to the certificate of designations designating the New Semnur Preferred Shares, increases or decreases in the size of the New Semnur Board, the incurrence of certain amounts of indebtedness and the payment of dividends on New Semnur Common Shares. In addition, the Stockholder Agreement provides that New Semnur will be prohibited from taking certain actions without the consent of Oramed (but only until the date on which all payments under the Oramed Note and all other obligations under the Oramed Note have been paid in full in cash (such date, the “Release Date”)). The actions that require Oramed’s consent include, among other things, (i) amending certain agreements, including the Stockholder Agreement, the Merger Agreement, New Semnur’s certificate of incorporation or bylaws, Semnur’s 2024 Stock Option Plan, the Stockholder Support Agreement and the Debt Exchange Agreement, in each case that adversely affect the rights of capital stock held by Scilex in New Semnur (ii) approval of the issuance of capital stock of New Semnur that would result in Scilex holding less than 55% of the outstanding shares or voting power of New Semnur, (iii) forming any subsidiary that is not wholly owned and controlled by New Semnur, (iv) permitting any option grants to Scilex Insiders (as defined therein) pursuant to Semnur’s 2024 Stock Option Plan prior to the execution of the Merger Agreement to be exercisable and (v) permitting certain compensation payments to Scilex Insiders (as defined therein).

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

As of September 30, 2024, all of the assets of $8,889,119 held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of September 30, 2024, the Company had cash of $14,287 outside of the Trust Account. If the Company does not complete the business combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024, the Company had a working deficit of $6,558,643. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it will repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note ( “Convertible Promissory Note 1”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note 1 bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note 1 was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $465,700 to the Company for the Convertible Promissory Note 1 during the nine months ended September 30, 2024. On April 2, 2024 the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000.

On July 10, 2024, the Company issued Convertible Promissory Note 2 in the total principal amount of up to $180,000 to Sponsor. The Convertible Promissory Note 2 was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note 2.

As of September 30, 2024, there was an amount of $1,308,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note 1 and 2 issued to Sponsor.

On July 11, 2023, the Company issued a convertible note (“FutureTech Convertible Promissory Note”) in the total principal amount of $825,000 to FutureTech Capital LLC (“FutureTech”) and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of September 30, 2024, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $48,605 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of September 30, 2024.

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

As of September 30, 2024, Scilex deposited aggregated total of $30,127 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to October 11, 2024.

On October 11, 2024 and November 11, 2024, Scliex had deposit aggregated total of $30,074 additional drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to December 11, 2024.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through April 11, 2025 (as extended pursuant to amended and restated memorandum and articles of association of the Company dated July 10, 2024), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on April 1, 2024. The unaudited condensed consolidated Balance Sheet as of December 31, 2023 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future interim periods.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on September 30, 2024 and December 31, 2023.

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

Since June 4, 2024, all of the assets held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.5% per annum.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The conversion feature in convertible promissory notes issued by the Company in for the nine months ended September 30, 2024 and for the year ended December 31, 2023 does not qualify for either the derivative treatment. These convertible promissory notes are presented as traditional debt as of September 30, 2024 and December 31, 2023, in the consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024, and December 31, 2023, 751,837 and 4,537,829 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024 and December 31, 2023, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption – December 31, 2022	8,250,000	85,371,600
Redemption of shares ($10.92 per share)	(3,712,171)	(40,536,908)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	3,843,271
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	1,800,000
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	653,886
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	150,000
Ordinary shares subject to possible redemption – March 31, 2024	4,537,829	$51,281,849
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	640,157
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	150,000
Ordinary shares subject to possible redemption – June 30, 2024	4,537,829	$52,072,006
Redemption of shares ($11.47 per share)	(3,785,992)	(43,425,328)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	197,277
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	45,164
Ordinary shares subject to possible redemption – September 30, 2024	751,837	8,889,119

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

Based on the above, any remeasurement of the redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. For the nine months ended September 30, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three months ended September 30, 2024	Nine months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Net (loss) /income	$(40,861)	$672,381	$630,586	$79,193
Accretion of temporary equity to redemption value	(242,442)	(1,836,484)	(1,976,229)	(4,739,734)
Net loss including accretion of temporary equity	$(283,303)	$(1,164,103)	$(1,345,643)	$(4,660,541)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(86,049)	$(197,255)	$(1,025,785)	$(319,858)
Accretion of temporary equity to redemption value	242,442	-	1,976,229	-
Allocation of net income/(loss)	$156,394	$(197,255)	$950,444	$(319,858)

Denominators:
Weighted-average shares outstanding	1,122,206	2,572,500	8,250,000	2,572,500
Basic and diluted net income/ (loss) per share	$0.14	$(0.08)	$0.12	$(0.12)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(661,937)	$(502,166)	$(3,552,734)	$(1,107,807)
Accretion of temporary equity to redemption value	1,491,320	-	4,739,734	-
Allocation of net income/(loss)	$1,174,547	$(502,166)	$1,187,000	$(1,107,807)

Denominators:
Weighted-average shares outstanding	3,390,977	2,572,500	8,250,000	2,572,500
Basic and diluted net income/ (loss) per share	$0.35	$(0.20)	$0.14	$(0.43)

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three and nine months ended September 30, 2024 and 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable until it occurs and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

In connection with the execution and delivery of the Merger Agreement, the Sponsor and Scilex entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, Scilex agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of the Company that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share, of Scilex (the “Scilex Shares”). Pursuant to the SIPA, Scilex has paid the Cash Consideration on the Signing Date and has agreed to issue the Scilex Shares to the Sponsor contingent upon and following the occurrence of the Effective Time. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Merger Agreement.

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

On August 30, 2024, Scilex paid the Cash Consideration under the SIPA, and on September 3, 2024, the Sponsor transferred 500,000 Class B Ordinary Shares to Scilex. The Company accounted for the SIPA in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company determined the SIPA represents a transfer of economic value that benefit to the Company as the SIPA is executed on the closing of the Merger that was contemplates by the Merger Agreement. According to SAB Topic 5T, if the Sponsor is settling an obligation or expense on behalf of the Company through a transfer of shares or other consideration, the fair value of the shares transferred less the consideration received would be recognized as an expense by the Company.

The Company estimated the fair value of the Company’s 500,000 Class B ordinary shares on September 3, 2024 transferred to Scilex by the Sponsor, which was less than the $2,000,000 Cash Consideration plus the fair value of 300,000 Scilex Shares. The Company determined that the 500,000 Class B ordinary shares were sold at premium and no expense should be recorded.

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. On December 29, 2023 the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $157,500, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,000,000. The Sponsor further lent an aggregate of $465,700 to the Company against the Convertible Promissory Note during the nine months ended September 30, 2024. As of September 30, 2024, there was an amount of $1,308,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $57,844 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of September 30, 2024. On April 2, 2024, the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000. As of September 30, 2024, the Company has drawn down a total of $465,700 of the additional aggregate amount available.

On July 10, 2024, the Company issued Convertible Promissory Note 2 in the total principal amount of up to $180,000 to Sponsor. The Convertible Promissory Note 2 was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the  Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note 2.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 510,000 Class A ordinary shares issued and outstanding, excluding 751,837 and 4,537,829 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$8,889,119	$8,889,119	-	-

	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$50,477,963	$50,477,963	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2024 when these unaudited condensed consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On October 2, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50.0 million, and Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets Rule” and, together with the MVLS Rule, the “Listing Rules”), which requires the Company to maintain total assets and total revenue of at least $50.0 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years, for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

On October 9, 2024 and November 9, 2024, Scilex had deposited aggregate of $30,074 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from October 11, 2024 to December 11, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Denali Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes related thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On January 25, 2023, we entered into the Longevity Merger Agreement, by and among Longevity, New PubCo, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

On March 29, 2023, HoldCo filed a Form S-4 with the SEC to register shares of its common stock that will be issued in connection with the business combination contemplated by the Longevity Merger Agreement, as amended by Amendments Nos. 1, 2, 3, 4, 5 and 6 thereto, filed with the SEC on May 31, 2023, July 13, 2023, September 1, 2023, October 20, 2023, November 21, 2023 and December 6, 2023 respectively. On December 14, 2023, HoldCo filed a notice of effectiveness. On January 9, 2024, our shareholders held a Business Combination Meeting and voted in favor of approving the Longevity Business Combination.

On June 26, 2024, pursuant to Section 11.1(a) of the Longevity Merger Agreement, the parties entered into a termination agreement (the “Termination Agreement”) pursuant to which the Longevity Merger Agreement was terminated effective as of the date of the Termination Agreement. Denali and its sponsor intend to seek alternative ways to consummate an initial business combination.

As a result of the Termination Agreement, the Longevity Merger Agreement will be of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Longevity Merger Agreement) and ancillary agreements entered into in connection with the Longevity Merger Agreement will also automatically terminate in accordance with their respective terms. As a result of the termination of the Longevity Merger Agreement, New PubCo intends to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

On July 2, 2024, the Company issued a press release to announce that it entered into a letter of intent with Semnur Pharmaceuticals, Inc., a wholly owned subsidiary of Scilex Holding Company (“Scilex”) (“Semnur”), for a potential business combination. There can be no assurance that a definitive merger agreement will be entered into or that the proposed transaction will be consummated.

On July 10, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 the Sponsor. The Convertible Promissory Note was issued with an initial principal balance of $15,036.74, with the remaining $164,963.26 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

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

On July 10, 2024, the shareholder of the Company held an extraordinary general meeting of shareholders (the “Shareholder Meeting”) consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company (the “Extension Amendment Proposal”) to extend (the “extension”) the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities (an “initial business combination”); (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

On August 30, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. (“Semnur”), a Delaware corporation and wholly owned subsidiary of Scilex Holding Company (“Scilex”), and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

Subject to the terms and conditions set forth in the Merger Agreement, the total consideration to be paid at Closing by the Company to Semnur’s equity holders will be an amount equal to the quotient of (a) $2,500,000,000 divided by (b) $10.00, and will be payable in New Semnur Common Shares. In accordance with the terms and subject to the conditions of the Merger Agreement, following the Domestication and at the effective time of the Merger (the “Effective Time”): (i) each share of common stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Shares equal to the Exchange Ratio (as defined in the Merger Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to the Company’s receipt of the Option Exchange Approval (as defined in the Merger Agreement), each option to purchase a share of Semnur common stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. For purposes of the Merger Agreement, Semnur’s equity value is $2,500,000,000.

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the Merger, including, among others, the following:

Concurrently with the execution of the Merger Agreement, the Sponsor and each of the Company’s directors and executive officers entered into a sponsor support agreement with the Company and Semnur (the “Sponsor Support Agreement”), pursuant to which the Sponsor and each of Company’s directors and executive officers has agreed to, among other things: (i) vote in favor of the Parent Shareholder Approval Matters (as defined in the Merger Agreement) and in favor of any proposal in respect of an Extension Amendment (as such terms are defined in the Merger Agreement); (ii) vote against (or otherwise withhold written consent of, as applicable) any “Business Combination” (as such term is defined in Denali’s organizational documents) or any proposal relating thereto (in each case, other than as contemplated by the Merger Agreement); (iii) vote against (or otherwise withhold written consent of, as applicable) any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and the transactions contemplated thereby); (iv) vote against (or otherwise withhold written consent of, as applicable) any change in the business, management or board of directors of the Company (other than in connection with the Merger Agreement and the transactions contemplated thereby); and (v) vote against (or otherwise withhold written consent of, as applicable) any proposal, action or agreement that would (a) impede, frustrate, prevent or nullify any provision of the Sponsor Support Agreement or the Merger Agreement or any of the transactions contemplated thereby, (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Denali or Merger Sub under the Merger Agreement, (c) result in any of the conditions set forth in Article VIII of the Merger Agreement not being fulfilled or (d) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Under the terms of the Sponsor Support Agreement, the Sponsor also agreed to certain standstill provisions with respect to the ordinary shares and other equity securities of the Company held by the Sponsor.

Concurrently with the execution of the Merger Agreement, the Company, Semnur and Scilex (as the sole stockholder of Semnur) entered into a company stockholder support agreement (the “Stockholder Support Agreement”), pursuant to which Scilex agreed to, among other things: (i) appear at any meeting of Semnur’s stockholders related to the transactions contemplated by the Merger Agreement, or otherwise cause its shares of Semnur common stock to be counted as present thereat for the purpose of establishing a quorum; (ii) vote (or execute and return an action by written consent), or cause to be voted at any such meeting of Semnur’s stockholders (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Semnur common stock in favor of the Merger Agreement and the Business Combination; (iii) authorize and approve any amendment to Semnur’s certificate of incorporation or bylaws that is deemed necessary or advisable by Semnur for purposes of effecting the Business Combination; and (iv) vote (or execute and return an action by written consent), or cause to be voted at any such meeting of Semnur’s stockholders (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Semnur common stock against any other action that would reasonably be expected to (a) impede, interfere with, frustrate, delay, postpone or adversely affect the Business Combination, (b) result in a breach of any covenant, representation or warranty or other obligation or agreement of Semnur under the Merger Agreement or (c) result in a breach of any covenant, representation or warranty or other obligation or agreement of Scilex contained in the Stockholder Support Agreement.

In connection with the execution and delivery of the Merger Agreement, the Sponsor and Scilex entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, Scilex agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of the Company that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share, of Scilex (the “Scilex Shares”). Pursuant to the SIPA, Scilex has paid the Cash Consideration on the Signing Date and has agreed to issue the Scilex Shares to the Sponsor contingent upon and following the occurrence of the Effective Time. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Merger Agreement.The Merger Agreement contemplates that, at or prior to the closing of the Merger, the Company and Scilex will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), which, among other things, will govern the registration of certain New Semnur Common Shares for resale and be effective as of the closing of the Merger.

The Merger Agreement contemplates that, at or prior to the closing of the Merger, the Company and Scilex will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), which, among other things, will govern the registration of certain New Semnur Common Shares for resale and be effective as of the closing of the Merger.

Concurrently with the execution of the Merger Agreement, the Company entered into a Stockholder Agreement with Scilex (the “Stockholder Agreement”). Pursuant to the Stockholder Agreement, from and after the Effective Time, and for so long as Scilex beneficially owns any New Semnur Preferred Shares, among other things, (i) Scilex shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to the Board of Directors of New Semnur (“New Semnur Board”) (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (i) whether such Stockholder Designee is to be elected to the New Semnur Board at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by the New Semnur Board in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of the New Semnur Board, or (ii) the size of the New Semnur Board, and New Semnur will be required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to the New Semnur Board as more fully described in the Stockholder Agreement. Scilex shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from the New Semnur Board and the right to appoint a representative of Scilex to attend all meetings of the committees of the New Semnur Board. The Stockholder Agreement also provides that New Semnur will be prohibited from taking certain actions without the consent of Scilex. Such actions include, among other things, amendments to the certificate of designations designating the New Semnur Preferred Shares, increases or decreases in the size of the New Semnur Board, the incurrence of certain amounts of indebtedness and the payment of dividends on New Semnur Common Shares. In addition, the Stockholder Agreement provides that New Semnur will be prohibited from taking certain actions without the consent of Oramed (but only until the date on which all payments under the Oramed Note and all other obligations under the Oramed Note have been paid in full in cash (such date, the “Release Date”)). The actions that require Oramed’s consent include, among other things, (i) amending certain agreements, including the Stockholder Agreement, the Merger Agreement, New Semnur’s certificate of incorporation or bylaws, Semnur’s 2024 Stock Option Plan, the Stockholder Support Agreement and the Debt Exchange Agreement, in each case that adversely affect the rights of capital stock held by Scilex in New Semnur (ii) approval of the issuance of capital stock of New Semnur that would result in Scilex holding less than 55% of the outstanding shares or voting power of New Semnur, (iii) forming any subsidiary that is not wholly owned and controlled by New Semnur, (iv) permitting any option grants to Scilex Insiders (as defined therein) pursuant to Semnur’s 2024 Stock Option Plan prior to the execution of the Merger Agreement to be exercisable and (v) permitting certain compensation payments to Scilex Insiders (as defined therein).

During the nine months ended September 30, 2024, the Sponsor lent an aggregate of $480,737 to the Company resulting in the principal amount of the Sponsor’s convertible promissory notes being increased to $1,323,237.

During the nine months ended September 30, 2024, Scilex lent an aggregate of $30,127 to the Company resulting in the principal amount of the related Convertible Promissory Note being increased to $30,127.

During the nine months ended September 30, 2024, FutureTech lent an aggregate of $300,000 to the Company resulting in the principal amount of the related convertible promissory note being increased to $1,275,000.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through September 30, 2024, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2024, we had a net loss of $40,861 which primarily consists of income earned on investment held in the Trust Account of $197,278 being partially offset by formation and operating expenses of $212,951 and interest expense of $25,188.

For the nine months ended September 30, 2024, we had a net income of $672,381 which primarily consists of formation and operating expenses of $749,389 and interest expense of $69,550 being partially offset by income earned on investment held in the Trust Account of $1,491,320.

For the three months ended September 30, 2023, we had a net income of $630,586 which primarily consists of income earned on investment held in the Trust Account of $ 1,151,229 being partially offset by formation and operating expenses of $ 505,905 and interest expense of $14,738.

For the nine months ended September 30, 2023, we had a net income of $79,193 which primarily consists of income earned on investment held in the Trust Account of $3,089,734 being partially offset by formation and operating expenses of $2,991,344 and interest expense of $19,197.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $655,877, primarily due to a net income of $672,381 for the period and the changes in current assets and liabilities of $163,062, primarily due to increase of prepaid expenses of $16,165 and increase in accounts payable, accrued expenses of $109,677, increase in accrued interest expense – related party of $39,823 and increased in accrued interest expense – others of $29,727. In addition, net cash used in operating activities includes non-cash adjustments to reconcile net loss from income on the Trust Account of $1,491,320.

For the nine months ended September 30, 2023, net cash used in operating activities was $473,787, primarily due to a net income of $79,193 for the period and the changes in current assets and liabilities of $2,536,754, primarily due to decrease in prepaid expenses of $65,899 and increase in accounts payable, accrued expenses of $2,451,668 and increase in accrued interest expense – related party of $10,290 and increase in accrued interest expense – others of $8,897. In addition, net cash used in operating activities includes non-cash adjustments to reconcile net income from income on the Trust Account of $3,089,734.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $43,425,328 primarily due to cash withdrawn from Trust Account in connection with redemption of 3,785,992 shares of our ordinary shares by our public shareholders.

For the nine months ended September 30, 2023, net cash used in investing activities was $825,000 primarily due to investment held in Trust Account of $825,000 to extend the period of time the Company has to consummate its initial business combination by an additional three months, from the then current deadline of July 11,2023 to October 11, 2023.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $42,959,629 primarily due to proceeds from issuance of promissory note to related party of $465,700, and redemption payments of $43,425,328 in connection with redemption of 3,785,992 shares of our ordinary shares by our public shareholders.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of September 30, 2024, we had investment held in the Trust Account of $8,889,119. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $14,287 outside of the Trust Account. If we do not complete the proposed business combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

For finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. On April 11, 2023, we issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $465,700 to the Company against the Convertible Promissory Note during the nine months ended September 30, 2024. As of September 30, 2024, there was an amount of $1,308,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $57,844 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of September 30, 2024. On April 2, 2024, the Company and Sponsor agree that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date (each a “Drawdown Request”) raising the total limit up to $1,200,000. For the three months ended September 30, 2024, the Company has drawn down a total of $180,000 of the additional aggregate amount available.

On July 10, 2024, the Company issued Convertible Promissory Note 2 in the total principal amount of up to $180,000 to Sponsor. The Convertible Promissory Note 2 was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note 2.

On July 11, 2023, the Company issued a FutureTech Convertible Promissory Note in the total principal amount of $825,000 to FutureTech and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of September 30, 2024, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $48,605 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of September 30, 2024.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through April 11, 2025 (as extended pursuant to amended and restated memorandum and articles of association of the Company dated July 10, 2024), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 19, 2024	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)