Form 10-K
period 2024-12-31
Denali Capital Acquisition Corp.
filed 2025-04-02
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☒ No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,413,056.

As of April 1, 2025, there were 1,261,837 Class A ordinary shares and 2,062,500 Class B ordinary shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our business combination with Semnur (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the business combination with Semnur Pharmaceuticals, Inc. (“Semnur”) (the “Business Combination”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing conflicts in the Middle East, ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our definitive proxy statement filed March 27, 2025 (File No. 001-41351) and our preliminary prospectus/proxy statement included in our Registration Statement on Form S-4 (File No. 333-283019) that we filed with the SEC on November 6, 2024 relating to our proposed business combination with Semnur (as may be amended from time to time, the “Semnur Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On January 25, 2023, we entered into an Agreement and Plan of Merger (the “Longevity Merger Agreement”), by and among Longevity Biomedical, Inc. (“Longevity”), Denali SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), Denali SPAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Denali Merger Sub”), Longevity Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“Longevity Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative (the “Seller Representative”). Pursuant to the Longevity Merger Agreement, the parties thereto agreed to enter into a business combination with Longevity (the “Longevity Business Combination”).

On October 11, 2023, our shareholders held an extraordinary general meeting (the “Extension Meeting”) to vote in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”) to, amongst other things, extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time, subject to the sponsor (or its affiliates or permitted designees) depositing into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of our initial business combination has occurred.

Furthermore, in connection with the Extension Meeting, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, we had 4,537,829 public shares outstanding.

On January 9, 2024, our shareholders held an extraordinary general meeting (the “Longevity Business Combination Meeting”) and voted in favor of approving the Longevity Business Combination.

On June 26, 2024, pursuant to Section 11.1(a) of the Longevity Merger Agreement, the parties to the Longevity Merger Agreement entered into a termination agreement (the “Termination Agreement”) pursuant to which the Longevity Merger Agreement was terminated effective as of the date of the Termination Agreement. As a result of the Termination Agreement, the Longevity Merger Agreement is of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Longevity Merger Agreement) and ancillary agreements entered into in connection with the Longevity Merger Agreement also automatically terminated in accordance with their respective terms. As a result of the termination of the Longevity Merger Agreement, Holdco filed the Registration Withdrawal Request on Form RW on August 9, 2024, to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

On July 2, 2024, the Company issued a press release to announce that it entered into a letter of intent with Semnur, a wholly owned subsidiary of Scilex Holding Company (“Scilex”), for a potential business combination.

On July 10, 2024, our shareholders held an extraordinary general meeting (the “Second Extension Meeting”) to consider and vote upon a proposal to amend, by way of special resolution, the Articles to extend the date by which we must (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving Denali and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the public shares from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time (such date as extended, the “Extended Date”), unless the closing of the initial business combination has occurred, without the need for any further approval of our shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination. In connection with the Second Extension Meeting, shareholders holding 3,785,992 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders.

On July 10, 2024, we issued a promissory note (the “Sponsor Extension Convertible Promissory Note”) in the total principal amount of up to $180,000 to the sponsor. The Sponsor Extension Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at our request and upon the consent of the sponsor prior to the maturity of the Sponsor Extension Convertible Promissory Note. On July 10, 2024, the sponsor had deposited $15,037 drawn down from the Sponsor Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to August 11, 2024.

On August 9, 2024, we issued a convertible promissory note (the “Scilex Convertible Note”) in the total principal amount of up to $180,000 to Scilex Holding Company (“Scilex”). The Scilex Convertible Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at our request and upon the consent of Scilex prior to the maturity of the Scilex Convertible Promissory Note.

On each of August 11, 2024, September 11, 2024, October 11, 2024, November 11, 2024, December 11, 2024, January 6, 2025, February 11, 2025 and March 11, 2025, Scliex had deposited $15,064 drawn down from the Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to April 11, 2025.

On August 14, 2024, Denali Merger Sub Inc., a Delaware corporation, was incorporated as a direct wholly owned subsidiary of Denali (the “Merger Sub”).

On August 15, 2024, Holdco filed a Certificate of Ownership and Merger merging each of its wholly owned subsidiaries, Longevity Merger Sub and Denali Merger Sub, with and into Holdco, with Holdco as the sole surviving corporation. All of the outstanding shares of common stock of Holdco held by Denali was transferred to the Merger Sub, making Holdco a direct wholly owned subsidiary of the Merger Sub and making each of Denali Merger Sub and Longevity Merger Sub an indirect wholly-owned subsidiary of the Merger Sub.

On August 30, 2024, Denali entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Semnur, a wholly owned subsidiary of Scilex, and Merger Sub.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the time at which the Business Combination becomes effective (the “Effective Time”), Denali will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and (ii) at the Effective Time, and following the Domestication, Merger Sub will merge with and into Semnur (the “Business Combination” and together with the other transactions contemplated in the Merger Agreement, the “Transactions”), with Semnur continuing as the surviving entity and wholly owned subsidiary of Denali. In connection with the consummation of the Business Combination, Denali will be renamed as “Semnur Pharmaceuticals, Inc.” and Semnur will be renamed as Semnur, Inc. For more information about the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on September 5, 2024 and the Semnur Disclosure Statement. In this document, we use the term “New Semnur” to refer to Denali after completion of the transactions contemplated by the Merger Agreement.

On November 6, 2024, we filed a preliminary prospectus/proxy statement included in our registration statement on Form S-4 (File No. 333-283019) relating to our proposed business combination with Semnur.

On March 27, 2025, we filed a definitive proxy to hold an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend the date by which the Company must either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities or (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination and redeem 100% of the Company’s Class A ordinary shares, included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022, from April 11, 2025 to December 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to eight (8) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees or a third party) will deposit into the Trust Account for each such one-month extension an extension fee, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our team’s objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. In the process of identifying Semnur as a target for the Business Combination, we broadly focused on potential targets that we believed (i) had attractive long-term growth potential, (ii) had a core product that was or had the potential to be competitively positioned within the applicable industry and (iii) had an experienced management team with an attractive business plan that would benefit from being a public company due to the potential for access to a broader source of capital and greater visibility. In addition, Denali also considered the development stage of potential targets’ corresponding industries and any relevant regulatory risks associated with such target businesses and their respective industries.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We used these criteria and guidelines in evaluating acquisition opportunities, which we believe Semnur satisfied, as we looked to identify target companies that:

●	are fundamentally sound but are underperforming their potential;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

●	are at an inflection point where we believe we can drive improved financial performance;

●	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities;

●	can benefit from our founders’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitability and rapidly scaling businesses;

●	are valued attractively relative to their potential for operational improvement; and

●	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. We believe that Semnur met the above criteria, as described in the Semnur Disclosure Statement.

Business Combination with Longevity

On January 25, 2023, we entered into the Longevity Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and Bradford A. Zakes, solely in the capacity as seller representative.

On October 11, 2023, our shareholders held the Extension Meeting to vote in favor of approving amendments to the Articles to, amongst other things, extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time, subject to the sponsor (or its affiliates or permitted designees) depositing into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of our initial business combination has occurred.

Furthermore, in connection with the Extension Meeting, shareholders holding 3,712,171 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $40.5 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders. Following redemptions, we had 4,537,829 public shares outstanding.

In connection with the Second Extension Meeting, shareholders holding 3,785,992 public shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, we had 751,837 public shares outstanding.

On January 9, 2024, our shareholders held the Longevity Business Combination Meeting and voted in favor of approving the Longevity Business Combination.

On June 26, 2024, pursuant to Section 11.1(a) of the Longevity Merger Agreement, the parties to the Longevity Merger Agreement entered into the Termination Agreement pursuant to which the Longevity Merger Agreement was terminated effective as of the date of the Termination Agreement. As a result of the Termination Agreement, the Longevity Merger Agreement is of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Longevity Merger Agreement) and ancillary agreements entered into in connection with the Longevity Merger Agreement also automatically terminated in accordance with their respective terms. As a result of the termination of the Longevity Merger Agreement, Holdco filed the Registration Withdrawal Request on Form RW on August 9, 2024, to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

Business Combination with Semnur

On August 30, 2024, Denali entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Semnur and Merger Sub.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the time at which the Business Combination becomes effective (the “Effective Time”), Denali will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and (ii) at the Effective Time, and following the Domestication, Merger Sub will merge with and into Semnur, with Semnur continuing as the surviving entity and wholly owned subsidiary of Denali. In connection with the consummation of the Business Combination, Denali will be renamed as “Semnur Pharmaceuticals, Inc.” and Semnur will be renamed as Semnur, Inc.

The consummation of the proposed Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the Business Combination, see our Current Report on Form 8-K filed with the SEC on September 5, 2024 and the Semnur Disclosure Statement. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the Transactions are included in the Semnur Disclosure Statement.

Nasdaq rules require that we must complete one or more business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our board of directors determined that the fair market value of the Business Combination equaled at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account).

We initially had until April 11, 2023, 12 months after the closing of the IPO (or up to 18 months by resolution of our board if requested by our sponsor to extend the period of time to consummate a business combination by up to two times, each time by an additional three months), to consummate an initial business combination. On October 11, 2023, we announced that our shareholders approved to extend the date by which we must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time. On July 10, 2024, we announced that our shareholders approved to extend the date by which we must consummate an initial business combination from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time.

To the extent Semnur may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in the company or its business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. For more information on the risks associated with the Business Combination, see the Semnur Disclosure Statement.

Acquisition Process

In evaluating a prospective target business, we conducted a due diligence review which encompassed, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information which were made available to us. We also utilized our management team’s expertise in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

Members of our management team and board of directors, directly or indirectly, own founder shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.012 per share, the holders of our founder shares (including our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was $12.00 per public share as of December 31, 2024. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team and our directors and Scilex have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team and board of directors have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, assuming our sponsor and each member of our management team and board of directors continue to own the shares they currently own, we would not need any additional shares to be voted in favor of a transaction, in order to have such initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team and Scilex and our directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 11, 2025 (or as may be extended by a shareholder vote to further extend the time to complete an initial business combination, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a recently incorporated blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until the Extended Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete the Business Combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete the Business Combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●

Nasdaq will suspend trading of our securities and commence delisting proceedings on or about April 7, 2025 due to the Company’s failure satisfy listing rule IM-5101-2 to consummate a business combination within 36 months of effectiveness of its initial public offering registration statement, which will adversely affect the trading market for our securities and may impair our ability to complete a business combination.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Potential economic downturns may lead to increased difficulty in completing our business combination.

●	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

●	Military conflict in Ukraine, the Middle East, or elsewhere may lead to increased price volatility for public traded securities, which could make it difficult for us to consummate our business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-263123) filed in connection with our IPO and in the Semnur Disclosure Statement.

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

Holders

On December 31, 2024, there were two holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our warrants, and seven holders of record of our Class B ordinary shares.

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

As described above under the heading “Business - General” in Part I of this report, on April 11, 2022, we consummated the Private Placement, with our sponsor and the underwriters, of an aggregate of 510,000 Private Placement Units (including over-allotment of 30,000 units) at a purchase price of $10.00 per Private Placement Unit, to the sponsor, generating gross proceeds of $5,100,000. The private placement warrants in the Private Placement Units are substantially similar to the Public Warrants, except that if held by the sponsor or its permitted transferees, they may be exercised for cash or on a cashless basis and subject to certain limited exceptions and will be subject to transfer restrictions until 30 days following the consummation of an initial business combination. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Units Purchase Agreement. The issuances of the Private Placement Units were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 30, 2024, the sponsor and Scilex entered into a sponsor interest purchase agreement (the “Sponsor Interest Purchase Agreement”), pursuant to which Scilex purchased 500,000 Class B ordinary shares (the “Purchased Interests”), that were then-held by the sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share, of Scilex (the “Scilex Shares”). Pursuant to the Sponsor Interest Purchase Agreement, Scilex paid the Cash Consideration and has agreed to issue the Scilex Shares to the sponsor contingent upon and following the occurrence of the Effective Time. The Purchased Interests will convert automatically, on a one-for-one basis, into one share of New Semnur Common Stock at the effective time of the Domestication (as defined in the Merger Agreement) pursuant to the terms of the Merger Agreement. The sale of the Purchased Interests was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On April 11, 2022, we consummated our IPO of 8,250,000 Units, which included 750,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $82,500,000. US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC (the “Denali Underwriters”) acted as the underwriters of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-263123). The SEC declared the registration statement effective on April 6, 2022.

On April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in the Trust Account. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees (the “Deferred Discount”) and $567,815 of other offering costs. Pursuant to the Deferred Discount Agreement (as defined below), the Denali Underwriters have agreed to receive $866,250 of the aggregate $2,887,500 Deferred Discount owed to them upon the closing of the Business Combination in the form of 86,625 shares of New Semnur Common Stock ($10 per share of New Semnur Common Stock) (the “Common Stock Consideration”). Upon the terms of the Deferred Discount Agreement, the Common Stock Consideration will be issued at the Closing and the remaining $2,021,250 of the aggregate Deferred Discount owed will remain payable at the Closing in cash in accordance with the terms of the Underwriting Agreement. Until June 4, 2024, the net proceeds of our IPO and the Private Placement held in the Trust Account were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, on June 4, 2024, to mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Denali,” “our,” “us” or “we” refer to Denali Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On October 2, 2024, the Company received a written notice (the “Notice”) from the staff at Nasdaq notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to maintain a MVLS of $50.0 million, and Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets Rule” and, together with the MVLS Rule, the “Listing Rules”), which requires the Company to maintain total assets and total revenue of at least $50.0 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years, for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Notice states that the Company has 180 calendar days, or until March 31, 2025, to regain compliance with the Listing Rules. To regain compliance, the Company’s MVLS must meet or exceed $50.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on March 31, 2025. In the event the Company does not regain compliance with the Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company will have the opportunity to appeal the decision to a Nasdaq Hearing Panel. The Company intends to monitor its MVLS and consider its available options to regain compliance with the Listing Rules.

On January 25, 2023, we entered into the Longevity Merger Agreement, by and among Longevity, Holdco, Denali Merger Sub, Longevity Merger Sub, and the Seller Representative.

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

As a result of the Termination Agreement, the Longevity Merger Agreement will be of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Longevity Merger Agreement) and ancillary agreements entered into in connection with the Longevity Merger Agreement will also automatically terminate in accordance with their respective terms. As a result of the termination of the Longevity Merger Agreement, Holdco filed the Registration Withdrawal Request on Form RW on August 9, 2024, to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

On July 2, 2024, the Company issued a press release to announce that it entered into a letter of intent with Semnur Pharmaceuticals, Inc. (“Semnur”), a wholly owned subsidiary of Scilex Holding Company (“Scilex”), for a potential business combination.

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders (the “Shareholder Meeting”) to consider and vote upon a proposal to amend, by way of special resolution, the Articles to extend the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities (an “initial business combination”); (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022, from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the Shareholder Meeting, shareholders holding 3,785,992 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $43.4 million (approximately $11.47 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 751,837 public shares outstanding.

On July 10, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to the sponsor (the “Sponsor Extension Convertible Promissory Note”). The Sponsor Extension Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the sponsor prior to the maturity of the Sponsor Extension Convertible Promissory Note. The Sponsor Extension Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

On August 30, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Semnur and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

Subject to the terms and conditions set forth in the Merger Agreement, the total consideration to be paid at Closing by the Company to Semnur’s equityholders will be an amount equal to the quotient of (a) $2,500,000,000 divided by (b) $10.00, and will be payable in shares of common stock of New Semnur (the “New Semnur Common Shares”). In accordance with the terms and subject to the conditions of the Merger Agreement, following the Domestication and at the effective time of the Merger (the “Effective Time”): (i) each share of common stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Shares equal to the Exchange Ratio (as defined in the Merger Agreement); (ii) each share of preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one share of Series A preferred stock of New Semnur (the “New Semnur Preferred Share”) and (b) one-tenth of one New Semnur Common Share, and (iii) subject to the Company’s receipt of the Option Exchange Approval (as defined in the Merger Agreement), each option to purchase a share of Semnur common stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. For purposes of the Merger Agreement, Semnur’s equity value is $2,500,000,000.

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

In connection with the execution and delivery of the Merger Agreement, the sponsor and Scilex entered into a Sponsor Interest Purchase Agreement (the “Sponsor Interest Purchase Agreement”) dated August 30, 2024 (the “Signing Date”). Pursuant to the Sponsor Interest Purchase Agreement, Scilex agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of the Company that are currently held by the sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share, of Scilex (the “Scilex Shares”). Pursuant to the Sponsor Interest Purchase Agreement, Scilex has paid the Cash Consideration on the Signing Date and has agreed to issue the Scilex Shares to the sponsor contingent upon and following the occurrence of the Effective Time. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Merger Agreement. The Merger Agreement contemplates that, at or prior to the closing of the Merger, the Company and Scilex will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), which, among other things, will govern the registration of certain New Semnur Common Shares for resale and be effective as of the closing of the Merger.

The Merger Agreement contemplates that, at or prior to the closing of the Merger, the Company and Scilex will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), which, among other things, will govern the registration of certain New Semnur Common Shares for resale and be effective as of the closing of the Merger.

Concurrently with the execution of the Merger Agreement, the Company entered into a Stockholder Agreement with Scilex (the “Stockholder Agreement”). Pursuant to the Stockholder Agreement, from and after the Effective Time, and for so long as Scilex beneficially owns any New Semnur Preferred Shares, among other things, (i) Scilex shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to the Board of Directors of New Semnur (“New Semnur Board”) (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (i) whether such Stockholder Designee is to be elected to the New Semnur Board at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by the New Semnur Board in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of the New Semnur Board, or (ii) the size of the New Semnur Board, and New Semnur will be required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to the New Semnur Board as more fully described in the Stockholder Agreement. Scilex shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from the New Semnur Board and the right to appoint a representative of Scilex to attend all meetings of the committees of the New Semnur Board. The Stockholder Agreement also provides that New Semnur will be prohibited from taking certain actions without the consent of Scilex. Such actions include, among other things, amendments to the certificate of designations designating the New Semnur Preferred Shares, increases or decreases in the size of the New Semnur Board, the incurrence of certain amounts of indebtedness and the payment of dividends on New Semnur Common Shares. In addition, the Stockholder Agreement provides that New Semnur will be prohibited from taking certain actions without the consent of Oramed (but only until the date on which all payments under the Oramed Note and all other obligations under the Oramed Note have been paid in full in cash (such date, the “Release Date”)). The actions that require Oramed’s consent include, among other things, (i) amending certain agreements, including the Stockholder Agreement, the Merger Agreement, New Semnur’s certificate of incorporation or bylaws, Semnur’s 2024 Stock Option Plan, the Stockholder Support Agreement and the Debt Exchange Agreement, in each case that adversely affect the rights of capital stock held by Scilex in New Semnur, (ii) approval of the issuance of capital stock of New Semnur that would result in Scilex holding less than 55% of the outstanding shares or voting power of New Semnur, (iii) forming any subsidiary that is not wholly owned and controlled by New Semnur, (iv) permitting any option grants to Scilex Insiders (as defined therein) pursuant to Semnur’s 2024 Stock Option Plan prior to the execution of the Merger Agreement to be exercisable and (v) permitting certain compensation payments to Scilex Insiders (as defined therein).

During the year ended December 31, 2024, the sponsor lent an aggregate of $580,737 to the Company resulting in the aggregate principal amount of the Convertible Promissory Note and the Sponsor Extension Convertible Promissory Note being increased to $1,423,237.

During the year ended December 31, 2024, Scilex lent an aggregate of $75,292 to the Company resulting in the principal amount of the related Scilex Extension Convertible Promissory Note being increased to $75,292.

During the year ended December 31, 2024, FutureTech (as defined below) lent an aggregate of $300,000 to the Company resulting in the principal amount of the related convertible promissory note being increased to $1,275,000.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through December 31, 2024, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2024, we had a net loss of $167,306 which primarily consists of formation and operating expenses of $1,649,106 and interest expense of $96,242 being partially offset by income earned on investment held in the Trust Account of $1,578,042.

For the year ended December 31, 2023, we had a net income of $632,536 which primarily consists of income earned on investment held in the Trust Account of $3,843,271 being partially offset by formation and operating expenses of $3,173,826 and interest expense of $36,909.

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $753,296, primarily due to a net loss of $167,306 for the period and the changes in current assets and liabilities of $585,990, primarily due to decrease of prepaid expenses of $4,976 and increase in accounts payable, accrued expenses of $890,833, increase in accrued interest expense – related party of $56,534 and increase in accrued interest expense – others of $39,709. In addition, net cash used in operating activities includes non-cash adjustments to reconcile net loss from income on the Trust Account of $1,578,042.

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

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $43,425,328 primarily due to cash withdrawn from Trust Account in connection with redemption of 3,785,992 shares of our ordinary shares by our public shareholders.

For the year ended December 31, 2023, net cash provided by investing activities was $39,711,908 primarily due to cash withdrawn from Trust Account in connection with redemption of ordinary shares amounting to $40,536,908 partially offset by investment held in Trust Account of $825,000 to extend the period of time the Company has to consummate its initial business combination by an additional three months, from the then current deadline of July 11,2023 to October 11, 2023.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $42,859,628 primarily due to proceeds from issuance of promissory note to related party of $565,700, and redemption payments of $43,425,328 in connection with redemption of 3,785,992 shares of our ordinary shares by our public shareholders.

For the year ended December 31, 2023, net cash used in financing activities was $39,694,407 primarily due to redemption of ordinary shares amounting to $40,536,908 partially offset by proceeds from issuance of promissory note to related party of $842,500.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of December 31, 2024, we had investment held in the Trust Account of $9,021,005. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $16,868 outside of the Trust Account. If we do not complete the proposed business combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

For finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, we issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500 (the “Initial Principal Balance”). The sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The sponsor further lent an aggregate of $565,700 to the Company against the Convertible Promissory Note during the year ended December 31, 2024. As of December 31, 2024, there was an amount of $1,408,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to the sponsor. Further, an amount of $74,555 with interest at 4.86% on the amount borrowed from the sponsor was recognized as accrued interest expense – related party as of December 31, 2024. On April 2, 2024, the Company and the sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the maturity date raising the total limit up to $1,200,000. For the year ended December 31, 2024, the Company has drawn down a total of $208,200 of the additional aggregate amount available, exceeding the total principal amount permitted under the Convertible Promissory Note. To remediate this overdrawn balance, on January 24, 2025, we amended and restated the Convertible Promissory Note to increase the total principal amount to $2,000,000.

On July 10, 2024, the Company issued a promissory note (the “Sponsor Extension Convertible Promissory Note”) in the total principal amount of up to $180,000 to the sponsor. The Sponsor Extension Convertible Promissory Note was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the sponsor prior to the maturity of the Sponsor Extension Convertible Promissory Note.

On July 11, 2023, the Company issued a convertible promissory note in the total principal amount of $825,000 to FutureTech Capital LLC, a Delaware limited liability company (“FutureTech”) (the “FutureTech Convertible Promissory Note”), and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (the “Second FutureTech Convertible Promissory Note”). The Second FutureTech Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Second FutureTech Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of December 31, 2024, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $58,586 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of December 31, 2024.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Merger Agreement contemplates that, at or prior to the closing of the Business Combination (the “Closing”), Denali, Scilex, the Sponsor and certain shareholders of Denali will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), which, among other things, will govern the registration of certain shares of New Semnur Common Stock for resale and be effective as of the Closing.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $2,887,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On November 20, 2023, the Company entered into a Deferred Discount Agreement with the underwriters and Holdco, pursuant to which the representatives of the IPO agreed to receive $866,250 of the aggregate $2,887,500 deferred fee owed to them upon the closing of the Business Combination in the form of 86,625 shares of the combined company’s common stock (the “Common Stock Consideration”). Upon the terms of the Deferred Discount Agreement, the Common Stock Consideration will be issued at the closing of the Business Combination and the remaining $2,021,250 of the aggregate deferred fee owed will remain payable at the closing of the Business Combination. The Deferred Discount Agreement will terminate in the event that the Company does not consummate the Business Combination.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Until June 4, 2024, the net proceeds of our IPO and the Private Placement held in the Trust Account were invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, on June 4, 2024, to mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-28 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

Denali, at the direction of the board of directors, and upon the recommendation of the Audit Committee of the board of directors, dismissed its independent registered public accountant Marcum LLP (“Marcum”), effective as of July 15, 2024.

Marcum’s report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Marcum’s report contained an explanatory paragraph expressing substantial doubt about the ability of the Company to continue as a going concern.

During the fiscal years ended December 31, 2023 and 2022 and subsequent interim periods through the date of Marcum’s dismissal, there were (i) no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to Marcum’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and (ii) no “reportable events” requiring disclosure pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

(b) Appointment of New Independent Registered Public Accounting Firm

At the direction of the board of directors, and upon the recommendation of the Audit Committee, the Company appointed Marcum Asia CPAs LLP (“Marcum Asia”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024, effective as of July 15, 2024. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim periods through the date of Marcum Asia’s engagement, neither the Company nor anyone on its behalf has consulted with Marcum Asia regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, where either a written report or oral advice was provided to the Company that Marcum Asia concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Report on does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Lei Huang	53	Chief Executive Officer and Director
You (“Patrick”) Sun	37	Chief Financial Officer
Huifeng Chang	59	Director
Jim Mao	57	Director
Kevin Vassily	58	Director

Lei Huang, Chief Executive Officer and Director

Mr. Huang has served as our director and Chief Executive Officer since its inception. Mr. Huang has also served as a member of the board of directors of US Tiger Securities, Inc. (“US Tiger”) since December 2019 and previously served as a director of its parent company, UP Fintech Holding Limited (Nasdaq: TIGR), from November 2020 until June 2022. Since December 2021, Mr. Huang has served as the Chief Executive Officer and has been a member of the board of directors of TradeUP Securities, Inc., a broker/dealer company.

He has also been a member of the board of directors of MDL and International Corporation since December 2020. He served as the Chief Executive Officer and was a member of the board of directors of Fortune Rise Acquisition Corporation (Nasdaq: FRLA), a special purpose acquisition company, since its incorporation in January 2021 until December 2022. Prior to joining US Tiger, Mr. Huang was the Chief Executive Officer of Haitong Securities USA LLC and also served as Chief Compliance Officer and Operation Manager of CICC US Securities, Inc. from 2010 through 2018. Prior to that, Mr. Huang served as a Compliance Officer at Morgan Stanley, Lehman Brothers and Barclays. Mr. Huang also formerly served as a Regulatory Supervisor at the National Association of Securities Dealers. Mr. Huang earned an M.S. degree in Global Financial Analysis from Bentley University.

You (“Patrick”) Sun, Chief Financial Officer

Mr. Sun has served as our Chief Financial Officer since its inception. Mr. Sun is an experienced banking and asset management professional. Since August 2020, Mr. Sun has served as the Chief Financial Officer of Lake Crystal Energy LLC, an oil and gas company. As the Chief Financial Officer, Mr. Sun evaluates and sources potential investments in oil and gas assets. He also oversees all financial functions of the company. Prior to this role, from August 2014 to December 2019, Mr. Sun served as a Vice President and an E&P Analyst of Seaport Global Securities LLC, a full-service investment bank, capital markets advisory and research platform based in New York. From July 2008 to May 2012, Mr. Sun served as Vice President of the Pacific Securities Co., Ltd., a Chinese investment bank and brokerage firm. Mr. Sun earned an MBA from Washington University in St. Louis, Olin Business School, and a B.S. degree in Mechanics from Peking University.

Huifeng Chang, Director

Dr. Chang has served as our director since April 2022. Since May 2016, Dr. Chang has served as Senior Vice President and Chief Financial Officer and, in September 2020, became a member of the board of directors of Canadian Solar Inc. (Nasdaq: CSIQ), a company that manufactures solar PV modules and develops large scale solar projects. He has 24 years of experience in capital markets, financial investment and risk management. From 2010 to 2015, Dr. Chang was the co-head of Sales & Trading at CICC U.S. Securities Inc. Prior to this role, from 2008 to 2010, he was the Chief Executive Officer of China Southern Oriental Patron Asset Management based in Hong Kong, investing funds from China in the international markets. From 2000 to 2008, Dr. Chang was an Equity Proprietary Trader at Citigroup Global Capital Markets Inc. in New York. Before going to New York, Dr. Chang worked at Kamakura Corporation in Hawaii as a derivative and risk modeler. Mr. Chang has also been an independent director of Scienjoy Holding Corporation since May 2020 and on the advisory board of Aquamarine Investment Partners Ltd. since 2015. Dr. Chang earned a Ph.D. in Soil Physics and an MBA from the University of Hawaii at Manoa. He also earned an M.S. degree from Academia Sinica and a B.S. degree from Nanjing Agricultural University.

Jim Mao, Director

Mr. Mao has served as our director since April 2022. Since February 2020, Mr. Mao has served as a founding and managing partner of Citta Capital (“Citta”), a firm focused on investing in early growth stage technology startups in Enterprise/SaaS, Blockchain, ESG, AI applications, cloud computing and healthcare technology since 2020. As of December 31, 2024, Citta has a diverse portfolio of companies that includes Kintsugi (a leading AI based mental health diagnostics company), Openprise, Inc. (automation solutions), Sequoia Games, Inc. (combining the latest technology with professional sports), SetPoint (clinical stage neuro treatment), Zeit Medical (early heart stroke detection with FDA breakthrough destination), and Ryu Games (Web3.0 Gamify). Prior to that, from March 2015 to February 2020, Mr. Mao was a Partner at WestSummit Capital (“WSC”), a leading global technology growth capital venture firm. He has also co-authored five U.S. patents. He has over 20 years of working experience in private equity and technology sectors, including enterprise software, Internet, mobile applications, digital media, intelligent hardware, advanced manufacturing/ materials, medical devices and clean technology.

Kevin D. Vassily, Director

Mr. Vassily has served as our director and Chair of the Audit Committee since April 2022. Mr. Vassily has extensive working experience as a senior management team member serving private and public companies. In January 2021, he was appointed Chief Financial Officer, and since March 2021, is a member of the board of directors of iPower Inc. (Nasdaq: IPW), a leading online hydroponic equipment retailer and supplier. Mr. Vassily is also a member of the board of directors of Feutune Light Acquisition Corporation (Nasdaq: FLFV), a special purpose acquisition company incorporated in January 2022. On June 21, 2024, Feutune Light Acquisition Corporation consummated its business combination with Thunder Power Holdings Limited, an electric vehicle company and was renamed Thunder Power Holdings, Inc. The shares of common stock of Thunder Power Holdings, Inc. is trading on Nasdaq under the symbol “AIEV”. Mr. Vassily is currently an independent director of Thunder Power Holdings, Inc. Mr. Vassily also serves as an independent director of Aimfinity Investment Corp. I, a special purpose acquisition company incorporated in July 2021. Mr. Vassily also served as a director of Fortune Joy International Acquisition Corporation, a special purpose acquisition company incorporated in August 2021. Fortune Joy International Corporation’s registration statement was declared abandoned by the Securities and Exchange Commission on June 2024. Prior to this role, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, a financial analytics company focused on the asset management industry. From March 2019 through 2020, he served as an advisor at Woodseer, a financial technology firm providing global dividend forecasts. From 2018 through its acquisition in 2020, Mr. Vassily served as an advisor at Go Capture, where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since November 2019, Mr. Vassily has served as a director of Zhongchao Inc., a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank & private equity firm focused on the “green” economy. From 2015 through 2018, Mr. Vassily served as an Associate Director of Research at Keybanc Capital Markets, and helped to co-manage the technology research vertical. From 2010 to 2014, he served as the Director of Research at Pacific Epoch, where he was responsible for a complete product overhaul and a complete business model restart post- acquisition, re-focusing the firm around a “data-first” research offering. From 2007 to 2010, he served as the Asia Technology Business Development Representative and as a Senior Analyst at Pacific Crest Securities. In this role, he was responsible for establishing the firm’s presence and relevance covering Asia Technology. From 2003 to 2006, he served as a Senior Research Analyst in the semiconductor technology group at Susquehanna International Group, where he was responsible for research in semiconductor and related technologies. From 2001 to 2003, Mr. Vassily served as a Vice President and Senior Research Analyst for semiconductor capital equipment at Thomas Weisel Partners, where he was responsible for publishing research and maintaining financial models on each of the companies under coverage. Mr. Vassily began his career on Wall Street in 1998 as a Research Associate covering the semiconductor industry at Lehman Brothers. Mr. Vassily earned a B.A. degree from Denison University and an MBA from Dartmouth College, Tuck School of Business.

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

Trading Policies

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the ordinary shares of the Company and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based on a review of Section 16 filings with respect to the Company made during or with respect to the most recent fiscal year, we are not aware of any late Section 16(a) filings other than one late Form 4 report filed by the sponsor and one late Form 4 report by Jiandong Xu.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, if applicable and to the extent then known, in the proxy solicitation materials in connection with the Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. We do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with the Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 1, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
Denali Capital Global Investments LLC (our sponsor)	1,432,500		69.5%	510,000	(1)	40.4%
Lei Huang	50,000		2.4%	-		-
You (“Patrick”) Sun	20,000		*	-		-
Huifeng Chang	20,000		*	-		-
Jim Mao	20,000		*	-		-
Kevin Vassily	20,000		*	-		-
All officers and directors as a group (5 individuals)	130,000		6.3%	-		-

Scilex Holding Company	500,000	(2)	40.4%	-		-
TD Securities (USA) LLC	-			80,000	(3)	6.3%
Meteora Capital, LLC	-		-	498,798	(4)	39.5%
Mizuho Financial Group, Inc.	-		-	493,672	(5)	39.1%

*	Less than one percent.

(1)	510,000 Private Placement Units, each Private Placement Unit consists of one Class A ordinary share and one warrant.

(2)	Consists of 500,000 Class B ordinary shares of the Company purchased from the sponsor under the Sponsor Interest Purchase Agreement. The business address of Scilex is 960 San Antonio Road, Palo Alto, CA 94303. Scilex has sole voting power of 500,000 Class B ordinary shares of the Company.

(3)	This information is based solely on a Schedule 13G filed by TD Securities (USA LLC), Cowen Financial Products LLC, TD Group US Holdings LLC, Toronto Dominion Bank and Toronto Dominion Holdings Bank (the “TD Reporting Persons”) with the SEC on December 26, 2024. TD Securities (USA) LLC has sole voting power of 30,000 shares and Cowen Financial Products LLC has sole voting power of 50,000 shares. The number of shares held by the TD Reporting Persons is reported as of December 16, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by the TD Reporting Persons in connection with the Business Combination itself, or any other transactions after December 16, 2024. The business address of such holder is One Vanderbilt Avenue, New York, New York 10017.

(4)	This information is based solely on a Schedule 13G/A filed by Meteora Capital, LLC and Vik Mittal (the “Meteora Reporting Persons”) with the SEC on February 7, 2025. The Meteora Reporting Persons have a shared voting power of 498,798 shares and shared dispositive power of 498,798 shares. The number of shares held by Meteora Reporting Persons is reported as of January 31, 2025, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by the Meteora Reporting Persons in connection with extensions of the deadlines to complete the Business Combination or the Business Combination itself, or any other transactions after January 31, 2025. The business address of such holder is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(5)	This information is based solely on a Schedule 13G filed by Mizuho Financial Group, Inc. (“Mizuho”) with the SEC on February 10, 2023. Mizuho has sole voting power of 493,672 shares and sole dispositive power of 493,672 shares. The number of shares held by Mizuho is reported as of December 31, 2022, as stated in the Schedule 13G, which does not reflect any redemption of shares by Mizuho in connection with extensions of the deadlines to complete the Business Combination or the Business Combination itself, or any other transactions after December 31, 2022. The business address of such holder is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

As of April 1, 2025, our initial shareholders beneficially owned approximately 47% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2022, we issued an aggregate of 2,156,250 founder shares to our sponsor in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.012 per share. Our sponsor later transferred 20,000 founder shares to our Chief Financial Officer and 110,000 founder shares to certain members of our board of directors and forfeited 93,750 founder shares pursuant to the underwriters partially exercising their over-allotment option. On August 30, 2024, the sponsor and Scilex entered into the Sponsor Interest Purchase Agreement, pursuant to which Scilex purchased the Purchased Interests that were then-held by the sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) the Cash Consideration and (ii) 300,000 Scilex Shares. Pursuant to the Sponsor Interest Purchase Agreement, Scilex paid the Cash Consideration and has agreed to issue the Scilex Shares to the sponsor contingent upon and following the occurrence of the Effective Time. The Purchased Interests will convert automatically, on a one-for-one basis, into one share of New Semnur Common Stock at the effective time of the Domestication (as defined in the Merger Agreement) pursuant to the terms of the Merger Agreement.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $10.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. On April 11, 2023, we issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the sponsor. The Convertible Promissory Note was issued with an initial principal balance of $412,500, with the remaining $412,500 drawable at our request prior to the maturity of the Convertible Promissory Note. On December 29, 2023, we issued an amended and restated promissory note (the “Restated Note”) in the total principal amount of up to $1,000,000; on April 2, 2024, we issued a second amended and restated promissory note (the “Second Restated Note”) in the total principal amount of up to $1,200,000. As of December 31, 2024, the outstanding amount under the Working Capital Loans in the form of the Convertible Promissory Note issued to our sponsor had exceeded this limit, reaching $1,408,200, resulting in an overdrawn position. To remediate this overdrawn balance, on January 24, 2025, we issued a third amended and restated promissory note (the “Third Restated Note”), increasing the total principal amount to $2,000,000. We may draw down on the Third Restated Note from time to time prior to the earlier of (i) the closing of Denali’s initial business combination and (ii) the date of the liquidation of the Company. In the event we do not consummate the Business Combination, the Third Restated Note will be repaid only to the extent that we have funds available to it outside of the Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation or tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP, for services rendered in 2024 and Marcum LLP for services rendered in 2023.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum Asia CPAs LLP for audit fees, inclusive of the interim review and review of the Registration Statement on Form S-4 and required filings with the SEC for the year ended December 31, 2024, totaled $108,544. The aggregate fees billed by Marcum LLP for audit fees, inclusive of the interim review and review of the Registration Statement on Form S-4 filed by Holdco in connection with the Longevity Business Combination and required filings with the SEC for the year ended December 31, 2023, totaled $236,665.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not incur any audit-related services for the year ended December 31, 2024 and 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not incur any services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2024 and 2023.

All Other Fees. All other fees consist of fees billed for all other services. We did not incur other services for the year ended December 31, 2024 and 2023.

Pre-Approval Policy

The audit committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has approved all audit and permitted non-audit services performed by its independent auditor, Marcum Asia CPAs LLP, for Fiscal 2024 and Marcum LLP, for Fiscal 2023.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Denali Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Denali Capital Acquisition Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of December 31, 2024. We also have audited the adjustments necessary to restate the 2023 segment information and to reflect the adoption of ASU 2023-07, Segment Reporting (Topic 280) to the 2023 segment information, as provided in Note 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 11, 2025 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to April 11, 2025 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond April 11, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2024.

New York, NY

April 1, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Denali Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 2 and 9 to the consolidated financial statements, the accompanying consolidated balance sheet of Denali Capital Acquisition Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Notes 2 and 9 to the financial statements are not presented herein). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 9 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 9 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum Asia CPAs LLP.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger on or before April 11, 2024 (or July 11, 2024, if certain conditions are met). The Company entered into a definitive merger agreement with a business combination target on January 25, 2023, and the shareholders approved the merger on January 9, 2024. There is no assurance that the Company will satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 11, 2024 (or July 11, 2024, if certain conditions are met), if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 11, 2024 (or July 11, 2024, if certain conditions are met), in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2022 to 2024.

Costa Mesa, CA

April 1, 2024

DENALI CAPITAL ACQUISITION CORP.

CONSOLDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Cash on hand	$16,868	$204,464
Prepaid expenses	-	4,976
Total current assets	16,868	209,440

Cash and Investments held in trust	9,021,005	50,477,963
Total assets	$9,037,873	$50,687,403

Liabilities and Shareholders’ Deficit
Accounts Payable and accrued offering costs and expenses	$4,640,414	$3,749,581
Accrued interest expense -related party	74,555	18,021
Accrued interest expense - others	58,586	18,878
Promissory Note - related party	1,423,237	842,500
Promissory Note - Others	1,350,292	975,000
Total current liabilities	7,547,084	5,603,980

Deferred underwriter compensation	2,887,500	2,887,500
Total liabilities	10,434,584	8,491,480

Commitments and contingencies
Class A ordinary shares subject to possible redemption 751,837 and 4,537,829 shares at redemption value of $12.00 and $11.12 per share as of December 31, 2024 and 2023, respectively	9,021,005	50,477,963

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 510,000 shares issued and outstanding (excluding 751,837 and 4,537,829 shares subject to possible redemption as of December 31, 2024 and 2023, respectively subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 2,062,500 shares issued and outstanding	206	206
Accumulated deficit	(10,417,973)	(8,282,297)
Total shareholders’ deficit	(10,417,716)	(8,282,040)
Total Liabilities and Shareholders’ Deficit	$9,037,873	$50,687,403

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONSOLDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Formation and operating costs	$1,649,106	$3,173,826
Loss from operations	1,649,106	3,173,826

Other expense/(income)
Interest expense	96,242	36,909
Income on Trust account	(1,578,042)	(3,843,271)

Net (loss)/ income	$(167,306)	$632,536

Basic and diluted weighted average redeemable ordinary shares outstanding	2,722,627	7,416,033
Basic and diluted net income per redeemable ordinary shares	$0.32	$0.26

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,572,500	2,572,500
Basic and diluted net loss (income) per non-redeemable ordinary share	$(0.40)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2024
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity Deficit
Balance as of December 31, 2023	510,000	$51	$2,062,500	$206	$(8,282,297)	$(8,282,040)
Net loss	-	-	-	-	(167,306)	(167,306)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(1,968,370)	(1,968,370)
Balance as of December 31, 2024	510,000	51	2,062,500	206	$(10,417,973)	(10,417,716)

	For the Year Ended December 31, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	510,000	$51	2,062,500	$206	$(3,271,562)	$(3,271,305)
Net income	-	-	-	-	632,536	632,536
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(5,643,271)	(5,643,271)
Balance as of December 31, 2023	510,000	$51	$2,062,500	$206	$(8,282,297)	$(8,282,040)

The accompanying notes are an integral part of these consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net (loss)/income	$(167,306)	$632,536
Adjustments to reconcile net (loss)/ income to net cash used in operating activities:
Income from Trust	(1,578,042)	(3,843,271)
Changes in current assets and liabilities:
Prepaid Expenses	4,976	83,113
Accounts payable and accrued expenses	890,833	2,457,940
Accrued interest expense -related party	56,534	18,021
Accrued interest expense - others	39,709	18,878
Net cash used in operating activities	(753,296)	(632,783)

Cash Flows from Investing Activities:
Investment held in Trust Account	-	(825,000)
Cash withdrawn from Trust Account in connection with redemption	43,425,328	40,536,908
Net cash provided by investing activities	43,425,328	39,711,908

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	565,700	842,500
Redemption of ordinary shares	(43,425,328)	(40,536,908)
Net cash used in financing activities	(42,859,628)	(39,694,408)

Net change in cash	(187,596)	(615,283)

Cash, beginning of the year	204,464	819,747
Cash, end of the year	$16,868	$204,464

Supplemental disclosure of noncash investing and financing activities
Increase in investment held in Trust Account through issuance of promissory note	$390,329	$975,000
Remeasurement adjustment on class A ordinary shares subject to possible redemption	$1,968,370	$5,643,271

The accompanying notes are an integral part of these consolidated financial statements.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATION

Denali Capital Acquisition Corp. (the “Company” or “Denali”) is a newly organized blank check company incorporated in the Cayman Islands on January 5, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through December 31, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with an initial business combination, including with respect to our proposed business combination with Semnur Pharmaceuticals, Inc (“Semnur”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the consummation of the IPO on April 11, 2022, a total of $84,150,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”). The net proceeds were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company. Further, on April 12, 2023, the Company issued a press release announcing that it deposited $825,000 into the Trust Account, 50% of this amount being a loan from the Sponsor in the form of a convertible promissory note and other 50% amount was transferred directly from the remaining cash on hand balance at that time, in order to extend the period of time it has to consummate a business combination by an additional three months, from then current deadline of April 11, 2023 to July 11, 2023. On July 13, 2023, the Company issued a press release announcing that an aggregate of $825,000 has been deposited into the Company’s Trust Account in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of July 11, 2023 to October 11, 2023. Furthermore, subsequently, on October 11, 2023, the Company issued another press release announcing that the Company’s shareholders extended the date by which the Company must consummate an initial business combination from October 11, 2023 to July 11, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time (the “Extension”). The Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $50,000 or (b) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, and hence, an aggregate of $150,000 has been deposited into the Company’s Trust Account through December 31, 2023 in order to extend the period of time it has to consummate a business combination by an additional three months, from the then current deadline of October 11, 2023 to January 11, 2024. Until June 2024, there has been further deposit of an aggregate of $300,000 into the Trust Account for extension from January 11, 2024 to July 11, 2024. However, on June 4, 2024, to mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

On July 10, 2024, the shareholders of the Company held an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend (the “extension”) the date by which the Company must: (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities; (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination; and (iii) redeem 100% of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included as part of the units sold in the Company’s IPO from July 11, 2024 to April 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine (9) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension the lesser of (a) an aggregate of $20,000 or (b) $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

On August 9, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to Scilex (the “Extension Scilex Convertible Promissory Note”). The Extension Scilex Convertible Promissory Note was issued with an initial principal balance of $15,064, with the remaining $164,936 drawable at the Company’s request and upon the consent of Scilex prior to the maturity of the Extension Scilex Convertible Promissory Note. The Extension Scilex Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

As of December 31, 2024, Scilex deposited aggregated total of $75,292 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to January 11, 2025.

On January 6, 2025, February 11, 2025 and March 11, 2025, Scilex had deposited an aggregate of $45,191 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from January 11, 2025 to April 11, 2025.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

The founder shares are designated as Class B ordinary shares (the “founder shares”) and, except as described below, are identical to the Public Shares, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination, and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, as described in more detail below, (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination by April 11, 2025 (or as may be extended by a shareholder vote to further extend the time to consummate a business combination, as applicable), and (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by April 11, 2025 (or as may be extended by a shareholder vote to further extend the time to consummate a business combination, as applicable), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, (iv) the founder shares will automatically convert into Public Shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, and (v) the founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its Public Shareholders for a vote, the Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination. During an extraordinary general meeting held on October 11, 2023, a proposal was approved that Class A ordinary shares will be issued to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment”). No such conversions have been made as of the date of this filing. Further, the Class B ordinary shares that convert into Class A ordinary shares do not possess redemption rights.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

On June 26, 2024, pursuant to Section 11.1(a) of the Longevity Merger Agreement, the parties entered into a termination agreement (the “Termination Agreement”) pursuant to which the Longevity Merger Agreement was terminated effective as of the date of the Termination Agreement (the “Termination”).

As a result of the Termination Agreement, the Longevity Merger Agreement is of no further force and effect (other than certain customary limited provisions that survive the termination pursuant to the terms of the Longevity Merger Agreement) and ancillary agreements entered into in connection with the Longevity Merger Agreement also automatically terminated in accordance with their respective terms. As a result of the termination of the Longevity Merger Agreement, Holdco filed the Registration Withdrawal Request on Form RW on August 9, 2024, to withdraw its registration statement on Form S-4, as amended, initially filed with the SEC on March 29, 2023.

Merger Agreement – Semnur

On August 30, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. (“Semnur”), a Delaware corporation and wholly owned subsidiary of Scilex Holding Company (“Scilex”), and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). The term “New Semnur” is used to refer to the Company after completion of the transactions contemplated by the Merger Agreement.

Subject to the terms and conditions set forth in the Merger Agreement, the total consideration to be paid at Closing by the Company to Semnur’s equity holders will be an amount equal to the quotient of (a) $2,500,000,000 divided by (b) $10.00, and will be payable in New Semnur Common Shares. In accordance with the terms and subject to the conditions of the Merger Agreement, following the Company’s deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and at the effective time of the Merger (the “Effective Time”): (i) each share of common stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of shares of common stock of New Semnur (the “New Semnur Common Shares”) equal to the Exchange Ratio (as defined in the Merger Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one share of Series A preferred stock of New Semnur (the “New Semnur Preferred Share”) and (b) one-tenth of one New Semnur Common Share, and (iii) subject to the Company’s receipt of the Option Exchange Approval (as defined in the Merger Agreement), each option to purchase a share of Semnur common stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. For purposes of the Merger Agreement, Semnur’s equity value is $2,500,000,000.

Other Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the Merger, including, among others, the following:

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

As of December 31, 2024, all of the assets of $9,021,005 held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of December 31, 2024, the Company had cash of $16,868 outside of the Trust Account. If the Company does not complete the business combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had a working deficit of $7,530,216. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it will repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note (“Convertible Promissory Note 1”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note 1 bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the earlier of (i) the closing of Denali’s initial business combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note 1 was issued with an initial principal balance of $412,500 (the “Initial Principal Amount”). The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor further lent an aggregate of $565,700 to the Company for the Convertible Promissory Note 1 during the year ended December 31, 2024. On April 2, 2024 the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date raising the total limit up to $1,200,000. On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000.

On July 10, 2024, the Company issued Convertible Promissory Note 2 in the total principal amount of up to $180,000 to Sponsor. The Convertible Promissory Note 2 was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note 2.

As of December 31, 2024, there was an amount of $1,408,200 and $15,037 outstanding under Working Capital Loans in the form of the Convertible Promissory Note 1 and 2, respectively, issued to the Sponsor.

As of December 31, 2024, the outstanding amount under the Working Capital Loans in the form of the Convertible Promissory Note 1 issued to the Sponsor had exceeded the limit of $1,200,000, reaching $1,408,200, resulting in an overdrawn position. To remediate this overdrawn balance, on January 24, 2025, the Company issued a third amended and restated promissory note (the “Third Restated Note”) to amend and restate Convertible Promissory Note 1, increasing the total principal amount to $2,000,000.

On July 11, 2023, the Company issued a convertible note (“FutureTech Convertible Promissory Note”) in the total principal amount of $825,000 to FutureTech Capital LLC (“FutureTech”) and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of December 31, 2024, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $58,586 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of December 31, 2024.

On August 9, 2024, the Company issued a convertible promissory note in the total principal amount of up to $180,000 to Scilex (the “Extension Scilex Convertible Promissory Note”). The Extension Scilex Convertible Promissory Note was issued with an initial principal balance of $15,064, with the remaining $164,936 drawable at the Company’s request and upon the consent of Scilex prior to the maturity of the Extension Scilex Convertible Promissory Note. The Extension Scilex Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

As of December 31, 2024, Scilex deposited aggregated total of $75,292 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to January 11, 2025.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

On January 6, 2025, February 11, 2025 and March 11, 2025, Scilex had deposited an aggregate of $45,191 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from January 11, 2025 to April 11, 2025.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action, related sanctions on the world economy and the ongoing hostilities in the Middle East are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flow is also not determinable as of the date of these consolidated financial statements.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

On October 2, 2024, the Company received a written notice (the “Notice”) from the staff at Nasdaq notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to maintain a MVLS of $50.0 million, and Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets Rule” and, together with the MVLS Rule, the “Listing Rules”), which requires the Company to maintain total assets and total revenue of at least $50.0 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years, for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Notice states that the Company has 180 calendar days, or until March 31, 2025, to regain compliance with the Listing Rules. To regain compliance, the Company’s MVLS must meet or exceed $50.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on March 31, 2025. In the event the Company does not regain compliance with the Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company will have the opportunity to appeal the decision to a Nasdaq Hearing Panel. The Company intends to monitor its MVLS and consider its available options to regain compliance with the Listing Rules.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on December 31, 2024 and 2023.

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

Since June 4, 2024, all of the assets held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

The conversion feature in convertible promissory notes issued by the Company in for the year ended December 31, 2024 and 2023 does not qualify for either the derivative treatment. These convertible promissory notes are presented as traditional debt as of December 31, 2024 and 2023, in the consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024, and 2023, 751,837 and 4,537,829 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into U.S. federal law. Among other provisions, the IR Act imposes a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations, effective for transactions occurring on or after January 1, 2023. Since the Company is incorporated in the Cayman Islands and is neither a U.S. domestic corporation nor a U.S. domestic subsidiary of a publicly traded foreign corporation, it is exempt from the 1% U.S. federal excise tax on stock repurchases.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, the ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption – December 31, 2022	8,250,000	85,371,600
Redemption of shares ($10.92 per share)	(3,712,171)	(40,536,908)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	3,843,271
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	1,800,000
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963
Redemption of shares ($11.47 per share)	(3,785,992)	(43,425,328)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	1,578,042
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	390,328
Ordinary shares subject to possible redemption – December 31, 2024	751,837	9,021,005

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per redeemable and non-redeemable ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding between the redeemable and non-redeemable shares during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 93,750 founder shares that were forfeited during the three months ended June 30, 2022, due to the underwriters’ partial exercise of their over-allotment option. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net loss less dividends paid. The Company then allocated the undistributed income based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

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

Based on the above, any remeasurement of the redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. For the years ended December 31, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic earnings per ordinary share for the periods presented.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

The net income per share presented in the consolidated statements of operations is based on the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net (loss)/income	$(167,306)	$632,536
Accretion of temporary equity to redemption value	(1,968,370)	(5,643,271)
Net loss including accretion of temporary equity	$(2,135,676)	$(5,010,735)

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(1,098,113)	$(1,037,563)	$(3,720,244)	$(1,290,491)
Accretion of temporary equity to redemption value	1,968,370	-	5,643,271	-
Allocation of net income/(loss)	$870,257	$(1,037,563)	$1,923,027	$(1,290,491)

Denominators:
Weighted-average shares outstanding	2,722,627	2,572,500	7,416,033	2,572,500
Basic and diluted net income/ (loss) per share	$0.32	$(0.40)	$0.26	$(0.50)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

There is currently no taxation imposed on income by the Government of the Cayman Islands for the year ended December 31, 2024 and 2023.

Recent Accounting Pronouncements

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

If the Company does not complete a Business Combination by April 11, 2025 (or as may be extended by a shareholder vote to further extend the time to consummate a business combination, as applicable)(refer to Note 1), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable until it occurs and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the Maturity Date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. On December 29, 2023 the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $157,500, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $1,000,000. On April 2, 2024, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date raising the total limit up to $1,200,000. On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000. The Sponsor further lent an aggregate of $565,700 to the Company against the Convertible Promissory Note during the year ended December 31, 2024. As of December 31, 2024, there was an amount of $1,408,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $74,555 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of December 31, 2024.

On July 10, 2024, the Company issued Convertible Promissory Note 2 in the total principal amount of up to $180,000 to Sponsor. The Convertible Promissory Note 2 was issued with an initial principal balance of $15,037, with the remaining $164,963 drawable at the Company’s request and upon the consent of the Sponsor prior to the maturity of the Convertible Promissory Note 2.

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

The Merger Agreement contemplates that, at or prior to the closing of the business combination between the Company and Semnur (the “Closing”), Denali, Scilex, the Sponsor and certain shareholders of Denali will enter into the Registration Rights Agreement, which, among other things, will govern the registration of certain New Semnur Common Shares for resale and be effective as of the Closing.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,650,000 in the aggregate, paid upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or $2,887,500 in the aggregate, which is included in the accompanying consolidated balance sheets. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 20, 2023, the Company’s Underwriters entered into an Underwriter Letter Agreement, pursuant to which the Company’s Underwriters have agreed to receive 30%, or $866,250, of the aggregate $2,887,500 deferred underwriting commission owed to them upon the closing of the Company’s initial business combination in the form of 86,625 shares of shares of common stock of the combined company. Under the terms of the Underwriter Letter Agreement, the shares of common stock of the combined company will be issued at the Closing and the remaining aggregate $2,021,250 of deferred underwriting compensation owed will remain payable at the Closing in cash under the original terms of the underwriting agreement.

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, there were 510,000 Class A ordinary shares issued and outstanding, excluding 751,837 and 4,537,829 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$9,021,005	$-	$9,021,005	-

	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$50,477,963	$50,477,963	$-	-

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Professional services fee in connection with Business Combination	$(1,163,962)	$(2,268,236)
Other formation and operating costs	(485,144)	(905,590)
Total formation and operating costs	(1,649,106)	(3,173,826)
Interest expense	(96,242)	(36,909)
Interest earned on investment held in Trust Account	1,578,042	3,843,271
Net (loss) income	$(167,306)	$632,536

Denali Capital Acquisition Corp.

Notes to Consolidated Financial Statements

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fee in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 1, 2025 when these consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

On January 6, 2025, February 11, 2025 and March 11, 2025, Scilex had deposited an aggregate of $45,191 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from January 11, 2025 to April 11, 2025.

On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount under the Convertible Promissory Note 1, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000.

On March 27, 2025, the Company filed a definitive proxy to hold an extraordinary general meeting of shareholders to consider and vote upon a proposal to amend, by way of special resolution, the amended and restated memorandum and articles of association of the Company to extend the date by which the Company must either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities or (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination and redeem 100% of the Company’s Class A ordinary shares, included as part of the units sold in the Company’s IPO that was consummated on April 11, 2022 from April 11, 2025 to December 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to eight (8) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees or a third party) will deposit into the Trust Account for each such one-month extension an extension fee, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated April 6, 2022, among the Company, US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein(2)
2.1#	Agreement and Plan of Merger, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.(9)
3.1	Amended and Restated Memorandum and Articles of Association, dated April 6, 2022(2)
3.2	Amendments to the Amended and Restated Memorandum and Articles of Association in connection with the Extension Meeting(3)
3.3	Amendments to the Amended and Restated Memorandum and Articles of Association in connection with the Second Extension Meeting(8)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated April 6, 2022, between the Company and VStock Transfer, LLC, as warrant agent(2)
4.5	Description of Securities(7)
10.1	Amended and Restated Promissory Note, dated as of February 3, 2022 between the Company and the Sponsor(1)
10.2	Letter Agreement, dated April 6, 2022, among the Company and its officers, directors, director nominees and the Sponsor(2)
10.3	Investment Management Trust Agreement, dated April 6, 2022, between the Company and Wilmington Trust, National Association, as trustee(2)
10.4	Registration and Shareholder Rights Agreement, dated April 6, 2022, between the Company, the Sponsor and certain other security holders of the Company(2)
10.5	Securities Subscription Agreement, dated as of February 3, 2022, between the Company and the Sponsor(1)
10.6	Private Placement Units Purchase Agreement, dated April 6, 2022, between the Company and the Sponsor(2)
10.7	Form of Indemnity Agreement, dated April 6, 2022, between the Company and each of its directors and executive officers(2)
10.8#	Sponsor Interest Purchase Agreement, dated as of August 30, 2024, by and between Denali Capital Global Investments LLC and Scilex Holding Company(9)
10.9	Stockholder Agreement, dated as of August 30, 2024, by and between Denali Capital Acquisition Corp. and Scilex Holding Company(9)
10.10#	Company Stockholder Support Agreement, dated as of August 30, 2024, by and among Scilex Holding Company, Semnur Pharmaceuticals, Inc. and Denali Capital Acquisition Corp(9)

10.11^	Sponsor Support Agreement, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Semnur Pharmaceuticals, Inc. and each of the Persons set forth on Schedule I attached thereto(9)
10.12	Convertible Promissory Note, as amended, dated April 11, 2023, issued by Denali Capital Acquisition Corp. to Denali Capital Global Investments LLC(4)
10.13	Convertible Promissory Note, dated July 11, 2023, issued by Denali Capital Acquisition Corp. to FutureTech Capital LLC(5)
10.14	Convertible Promissory Note, dated October 11, 2023, issued by Denali Capital Acquisition Corp. to FutureTech Capital LLC(3)
10.15	Convertible Promissory Note, dated July 10, 2024, issued by Denali Capital Acquisition Corp. to Denali Capital Global Investments LLC(8)
10.16	Convertible Promissory Note, dated August 9, 2024, issued by Denali Capital Acquisition Corp. to Scilex Holding Company(10)
10.17	Deferred Discount Agreement, dated as of November 20, 2023, by and among Denali Capital Acquisition Corp., Denali SPAC Holdco, Inc., US Tiger Securities, Inc., EF Hutton, division of Benchmark Investments, LLC and Craig-Hallum Capital Group LLC(6)
10.18	Termination Agreement, dated as of June 26, 2024, by and among Denali Capital Acquisition Corp., Longevity Biomedical, Inc. and Bradford A. Zakes, as seller representative(11)
16.1	Letter Regarding Change in Accountants (12)
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Denali Capital Acquisition Corp. Policy on Recoupment of Incentive Compensation, dated as of November 28, 2023(13)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

#	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Denali Capital Acquisition Corp. agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. Denali Capital Acquisition Corp. hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

(1)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on March 22, 2022 (File No. 333-263123).

(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 12, 2022 (File No. 001-41351).

(3)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 11, 2023 (File No. 001-41351).

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 12, 2023 (File No. 001-41351).

(5)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 13, 2023 (File No. 001-41351).

(6)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 20, 2023 (File No. 001-41351).

(7)	Filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on March 17, 2023 (File No.001-41351).

(8)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 10, 2024 (File No. 001-41351).

(9)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 5, 2024 (File No. 001-41351).

(10)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on August 9, 2024 (File No. 001-41351).

(11)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 27, 2024 (File No. 001-41351).

(12)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 17, 2024 (File No. 001-41351).

(13)	Filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on April 1, 2024 (File No. 001-41351).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2025	Denali Capital Acquisition Corp.

	By:	/s/ Lei Huang
		Name:	Lei Huang
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei Huang	Chief Executive Officer and Director	April 1, 2025
Lei Huang	(Principal Executive Officer)

/s/ You (“Patrick”) Sun	Chief Financial Officer	April 1, 2025
You (“Patrick”) Sun	(Principal Financial and Accounting Officer)

/s/ Huifeng Chang	Director	April 1, 2025
Huifeng Chang

/s/ Jim Mao	Director	April 1, 2025
Jim Mao

/s/ Kevin Vassily	Director	April 1, 2025
Kevin Vassily