Form 10-Q
period 2025-03-31
Denali Capital Acquisition Corp.
filed 2025-05-16
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ from to ______

Commission File No. 001-41351

DENALI CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1659463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, 27th Floor
New York, New York 10022
(Address of Principal Executive Offices, including zip code)

(646) 978-5180

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	DECAU	Pink Current
Class A ordinary shares, par value $0.0001 per share	DECA	OTCQB
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DECAW	OTCQB

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

As of May 13, 2025, there were 553,739 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on April 2, 2025 and in our preliminary proxy statement/prospectus included in our registration statement on Form S-4 (File No. 333-283019) filed with the SEC on November 6, 2024 relating to our proposed business combination with Semnur, as amended by Amendment No. 1 thereto filed with the SEC on April 21, 2025 (as may be further amended from time to time, the “Semnur Proxy Statement/Prospectus”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PArt I. FINANCIAL INFORMATION

ITem 1. Unaudited CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash on hand	$2,736	$16,868
Total current assets	2,736	16,868

Cash and Investments held in trust	9,145,167	9,021,005
Total assets	$9,147,903	$9,037,873

Liabilities and Shareholders’ Deficit
Accounts Payable and accrued offering costs and expenses	$4,772,883	$4,640,414
Accrued interest expense -related party	91,764	74,555
Accrued interest expense - others	68,351	58,586
Promissory Note - related party	1,523,237	1,423,237
Promissory Note - Others	1,395,482	1,350,292
Total current liabilities	7,851,717	7,547,084

Deferred underwriter compensation	2,887,500	2,887,500
Total liabilities	10,739,217	10,434,584

Commitments and contingencies
Class A ordinary shares subject to possible redemption 751,837 shares at redemption value of $12.16 and $12.00 per share as of March 31, 2025 and December 31, 2024, respectively	9,145,167	9,021,005

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 510,000 shares issued and outstanding (excluding 751,837 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 2,062,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	206	206
Accumulated deficit	(10,736,738)	(10,417,973)
Total shareholders’ deficit	(10,736,481)	(10,417,716)
Total Liabilities and Shareholders’ Deficit	$9,147,903	$9,037,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Formation and operating costs	$246,600	$368,252
Loss from operations	246,600	368,252

Other expense/(income)
Interest expense	26,974	21,303
Income on Trust account	(78,971)	(653,885)

Net income/(loss)	$(194,603)	$264,330

Basic and diluted weighted average redeemable ordinary shares outstanding	751,837	4,537,829
Basic and diluted net income per redeemable ordinary shares	$0.07	$0.10

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,572,500	2,572,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.10)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended March 31, 2025
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2024 (Audited)	510,000	51	2,062,500	206	$(10,417,973)	(10,417,716)
Net income	-	-	-	-	(194,603)	(194,603)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(124,162)	(124,162)
Balance as of March 31, 2025 (Unaudited)	510,000	51	2,062,500	206	$(10,736,738)	(10,736,481)

	For the Three Months Ended March 31, 2024
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023 (Audited)	510,000	$51	$2,062,500	$206	$(8,282,297)	$(8,282,040)
Net income	-	-	-	-	264,330	264,330
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(803,885)	(803,885)
Balance as of March 31, 2024 (Unaudited)	510,000	$51	$2,062,500	$206	$(8,821,852)	$(8,821,595)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months	For the Three Months
	Year Ended	Year Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income/loss	$(194,603)	$264,330
Formation costs paid by related party	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Income from Trust	(78,971)	(653,885)
Changes in current assets and liabilities:
Prepaid Expenses	-	(59,423)
Accounts payable and accrued expenses	132,468	53,524
Accrued interest expense -related party	17,209	11,430
Accrued interest expense - others	9,766	9,873
Net cash used in operating activities	(114,131)	(374,151)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	100,000	170,700
Net cash used in financing activities	100,000	170,700

Net change in cash	(14,132)	(203,451)

Cash, beginning of the year	16,868	204,464
Cash, end of the year	$2,736	$1,013

Supplemental disclosure of noncash investing and financing activities
Increase in investment held in Trust Account through issuance of promissory note	$45,191	$150,000
Remeasurement adjustment on class A ordinary shares subject to possible redemption	$124,162	$803,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through March 31, 2025, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with an initial business combination, including with respect to our proposed business combination with Semnur Pharmaceuticals, Inc (“Semnur”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

On April 11, 2025, the Company held an extraordinary general meeting (the “Third Extension Meeting”), whereby the Company’s shareholders approved amendments to the amended and restated memorandum and articles of association of the Company to, among other things, extend the date by which the Company must either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities or (ii) cease its operations, except for the purpose of winding up, if it fails to complete such initial business combination and redeem 100% of the Denali Ordinary Shares, included as part of the Public Units sold in the IPO from April 11, 2025 to December 11, 2025, by electing to extend the date to consummate an initial business combination on a monthly basis for up to eight (8) times by an additional one month each time, unless the closing of the Company’s initial business combination has occurred, without the need for any further approval of the Company’s shareholders, provided that the Sponsor (or its affiliates or permitted designees or a third party) will deposit into the Trust Account for each such one-month extension $0.02 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Company’s initial business combination has occurred, in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

In connection with the Third Extension Meeting, shareholders holding 708,098 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $8.6 million (approximately $12.17 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 43,739 public shares outstanding.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2025, Scilex deposited aggregated total of $120,482 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to April 11, 2025.

On April 11, 2025 and May 9, 2025, Scilex had deposited an aggregate of $1,750 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from April 11, 2025 to June 11, 2025.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

On April 16, 2025, the Company entered into Amendment No. 1 to the Merger Agreement with Semnur and Denali Merger Sub Inc. to update certain terms of their previously announced Business Combination. Among other changes, the Amendment (i) addresses the delisting of the Company’s securities from Nasdaq and subsequent quotation on the OTC Markets, (ii) requires an extension of Denali’s combination period through December 11, 2025 (or a date mutually agreed by the parties), and (iii) extends the Outside Date for the Business Combination to September 30, 2025, subject to further extension if an Extension Amendment is in effect.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2025, all of the assets of $9,145,167 held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of March 31, 2025, the Company had cash of $2,736 outside of the Trust Account. If the Company does not complete the business combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2025, the Company had a working deficit of $7,848,981. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it will repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note (“Convertible Promissory Note 1”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note 1 bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the earlier of (i) the closing of Denali’s initial business combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note 1 was issued with an initial principal balance of $412,500 (the “Initial Principal Amount”). The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor has further lent an aggregate of $565,700 to the Company for the Convertible Promissory Note 1 during the year ended December 31, 2024, and additional $ 100,000 on March 21, 2025. On April 2, 2024 the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date raising the total limit up to $1,200,000. On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000.

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

As of March 31, 2025, there was an amount of $1,408,200 and $115,037 outstanding under Working Capital Loans in the form of the Convertible Promissory Note 1 and 2, respectively, issued to the Sponsor.

On July 11, 2023, the Company issued a convertible note (“FutureTech Convertible Promissory Note”) in the total principal amount of $825,000 to FutureTech Capital LLC (“FutureTech”) and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of March 31, 2025, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $68,351 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of March 31, 2025.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2025, Scilex deposited aggregated total of $120,482 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to April 11, 2025.

On April 11, 2025 and May 9, 2025, Scilex had deposited an aggregate of $1,750 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from April 11, 2025 to June 11, 2025.

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

In accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through December 11, 2025 (as extended pursuant to amended and restated memorandum and articles of association of the Company dated April 11, 2025), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

On October 2, 2024, the Company received a written notice (the “Notice”) from the staff at Nasdaq notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to maintain a MVLS of $50.0 million, and Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets Rule” and, together with the MVLS Rule, the “Listing Rules”), which requires the Company to maintain total assets and total revenue of at least $50.0 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years, for continued listing on the Nasdaq Global Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of the Company’s securities on the Nasdaq Global Market at the time of the Notice.

The Notice stated that the Company had 180 calendar days, or until March 31, 2025, to regain compliance with the Listing Rules. To regain compliance, the Company’s MVLS needed to meet or exceed $50.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on March 31, 2025.The Notice further stated that in the event the Company did not regain compliance with the Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company will have the opportunity to appeal the decision to a Nasdaq Hearing Panel.

On April 2, 2025, the Company received a written letter from staff at Nasdaq stating that the Company had not regained compliance with the Listing Rules, and also that the Company was not in compliance with the Public Float Rule, which requires the Company to maintain a minimum of 1,100,000 publicly held shares for continued listing. Consequently, the Staff determined that the Company’s securities would be delisted from The Nasdaq Global Markets unless the Company requested an appeal of this determination by April 9, 2025. The Company did not appeal the Staff’s delisting determination, and the Company’s Class A Ordinary Shares, warrants, and units were delisted at the opening of business on April 16, 2025. Trading of the Company’s securities on the OTC markets commenced on April 17, 2025.

On April 16, 2025, the Company entered into Amendment No. 1 to the Merger Agreement with Semnur and Denali Merger Sub Inc., which, among other things, addresses the delisting of the Company’s securities from Nasdaq by facilitating quotation on the OTC Markets and extending the timeframe to complete a business combination through December 11, 2025.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on April 2, 2025. The condensed consolidated Balance Sheet as of December 31, 2024 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on March 31,2025 and December 31, 2024.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The ASU 2020-06 “Debt with conversion and other option”, changes the accounting for convertible instruments by reducing the number of accounting models. It requires convertible debt instruments to be accounted for under one of the following three models: embedded derivative, substantial premium, or no proceeds allocated (traditional debt) models. It eliminates the cash conversion and beneficial conversion feature models, which will likely result in more convertible debt instruments being accounted for as a single unit. The Company has adopted this ASU in January 1, 2024, as a result of these changes, companies are no longer required to separately account for embedded conversion features solely due to a beneficial conversion or cash settlement provision, unless the feature meets the definition of a derivative under ASC 815 and does not qualify for the equity scope exception.

The conversion feature in convertible promissory notes issued by the Company in for the three month ended March 31,2025 and for the year ended December 31, 2024 does not qualify for the derivative treatment. These convertible promissory notes are presented as traditional debt as of March 31,2025 and December 31, 2024, in the consolidated balance sheets.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of March 31,2025 and December 31, 2024, 751,837 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

As of March 31,2025 and December 31, 2024, the ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963
Redemption of shares ($11.47 per share)	(3,785,992)	(43,425,328)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	1,578,042
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	390,328
Ordinary shares subject to possible redemption – December 31, 2024	751,837	9,021,005
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)		78,971
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	45,191
Ordinary shares subject to possible redemption – March 31, 2025	751,837	$9,145,167

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Based on the above, any remeasurement of the redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. For the three months ended March 31, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The net income per share presented in the consolidated statements of operations is based on the following:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net (loss)/income	$(194,603)	$264,330
Accretion of temporary equity to redemption value	(124,162)	(803,885)
Net loss including accretion of temporary equity	$(318,765)	$(539,555)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(72,092)	$(246,673)	$(344,345)	$(195,210)
Accretion of temporary equity to redemption value	124,162	-	803,885	-
Allocation of net income/(loss)	$52,070	$(246,673)	$459,540	$(195,210)

Denominators:
Weighted-average shares outstanding	751,837	2,572,500	4,537,829	2,572,500
Basic and diluted net income/ (loss) per share	$0.07	$(0.10)	$0.10	$(0.08)

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31,2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company had adopt the ASU 2023-09 on January 1, 2025, and the adoption does not have material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

If the Company does not complete a Business Combination by June 11, 2025 (or as may be extended by a shareholder vote to further extend the time to consummate a business combination, as applicable)(refer to Note 1), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the Maturity Date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. On December 29, 2023 the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $157,500, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $1,000,000. On April 2, 2024, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date raising the total limit up to $1,200,000. On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000. The Sponsor further lent an aggregate of $565,700 to the Company against the Convertible Promissory Note during the year ended December 31, 2024. As of March 31, 2025, there was an amount of $1,408,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $91,764 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of March 31, 2025.

On July 10, 2024, the Company issued Convertible Promissory Note 2 to the Sponsor in an aggregate principal amount of up to $180,000. The note was initially funded with a principal balance of $15,037, and an additional $100,000 was drawn during the three months ended March 31, 2025. The remaining $64,963 is available to be drawn at the Company’s discretion, subject to the Sponsor’s consent, at any time prior to the maturity of Convertible Promissory Note 2.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31,2025 and December 31, 2024, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31,2025 and December 31, 2024, there were 510,000 Class A ordinary shares issued and outstanding, excluding 751,837 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31,2025 and December 31, 2024, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:	(Unaudited)
Investments held in Trust Account	$9,145,167	$-	$9,145,167	-

	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$9,021,005	$-	$9,021,005	-

NOTE 9 – SEGMENT INFORMATION

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Professional services fee in connection with Business Combination	$(114,907)	$(219,328)
Other formation and operating costs	(131,693)	(148,924)
Total formation and operating costs	(246,600)	(368,252)
Interest expense	(26,974)	(21,303)
Interest earned on investment held in Trust Account	78,971	653,885
Net (loss) income	$(194,603)	$264,330

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2025 when these consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

In connection with the shareholder meeting held on April 11, 2025, shareholders holding 708,098 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $8.6 million (approximately $12.17 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 43,739 public shares outstanding.

On April 11, 2025 and May 9, 2025, Scilex deposited an aggregated total of $1,750 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to June 11, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on April 7, 2022, the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2025, and the Semnur Proxy Statement/Prospectus. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On October 2, 2024, the Company received a written notice (the “Notice”) from the staff at Nasdaq notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to maintain a MVLS of $50.0 million, and Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets Rule” and, together with the MVLS Rule, the “Listing Rules”), which requires the Company to maintain total assets and total revenue of at least $50.0 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years, for continued listing on the Nasdaq Global Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of the Company’s securities on the Nasdaq Global Market at the time of the Notice.

The Notice stated that the Company had 180 calendar days, or until March 31, 2025, to regain compliance with the Listing Rules. To regain compliance, the Company’s MVLS needed to meet or exceed $50.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on March 31, 2025.The Notice further stated that in the event the Company did not regain compliance with the Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company will have the opportunity to appeal the decision to a Nasdaq Hearing Panel.

On April 2, 2025, the Company received a written letter from the staff at Nasdaq stating that the Company had not regained compliance with the Listing Rules, and also that the Company was not in compliance with the Public Float Rule, which requires the Company to maintain a minimum of 1,100,000 publicly held shares for continued listing. Consequently, the Staff determined that the Company’s securities would be delisted from The Nasdaq Global Markets unless the Company requested an appeal of this determination by April 9, 2025. The Company did not appeal the Staff’s delisting determination, and the Company’s Class A Ordinary Shares, warrants, and units were delisted at the opening of business on April 16, 2025. Trading of the Company’s securities on the OTC markets commenced on April 17, 2025.

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

During the three months ended March 31, 2025, the sponsor lent an aggregate of $100,000 to the Company resulting in the aggregate principal amount of the Convertible Promissory Note and the Sponsor Extension Convertible Promissory Note being increased to $1,523,237.

During the three months ended March 31, 2025, Scilex lent an aggregate of $45,191 to the Company resulting in the principal amount of the related Scilex Extension Convertible Promissory Note being increased to $120,482.

During the three months ended March 31, 2025, the Company did not incur any additional borrowings from FutureTech (as defined below). The outstanding principal balance of the related convertible promissory note held by FutureTech was $1,275,000 as of March 31, 2025.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through March 31, 2025, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2025, we had a net loss of $194,603 which primarily consists of formation and operating expenses of $246,600 and interest expense of $26,974 being partially offset by income earned on investment held in the Trust Account of $78,971.

For the three months ended March 31, 2024, we had a net income of $264,330 which primarily consists of income earned on investment held in the Trust Account of $653,885 partially offset by formation and operating expenses of $368,252 and interest expense of $21,303.

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $114,131, primarily due to a net loss of $194,603 for the period and the changes in current assets and liabilities of $159,443, primarily due to increase in accounts payable, accrued expenses of $132,468, increase in accrued interest expense – related party of $17,209 and increase in accrued interest expense – others of $9,766. In addition, net cash used in operating activities includes non-cash adjustments to reconcile net loss from income on the Trust Account of $78,971.

For the three months ended March 31, 2024, net cash used in operating activities was $374,151, primarily due to net income of $264,330 for the period and the changes in current assets and liabilities of $15,404 due to prepaid expenses of $59,423, accounts payable and accrued expenses of $53,524, accrued interest expense – related party of $11,430 and accrued interest expense – others of $9,873. In addition, net cash used in operating activities includes adjustments to reconcile net income from income on the Trust Account of $653,885.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $100,000 primarily due to proceeds from issuance of promissory note to related party of $100,000.

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

As of March 31, 2025, we had cash of $2,736 outside of the Trust Account. If we do not complete the proposed business combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

For finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, we issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500 (the “Initial Principal Balance”). The sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The sponsor further lent an aggregate of $565,700 to the Company against the Convertible Promissory Note during the three months ended March 31, 2025. As of December 31, 2024, there was an amount of $1,408,200 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to the sponsor. Further, an amount of $74,555 with interest at 4.86% on the amount borrowed from the sponsor was recognized as accrued interest expense – related party as of December 31, 2024. On April 2, 2024, the Company and the sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the maturity date raising the total limit up to $1,200,000. On January 24, 2025, we amended and restated the Convertible Promissory Note to increase the total principal amount to $2,000,000.  For the three months ended March 31, 2025, the Company has drawn down a total of $100,000 of the additional aggregate amount available.

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

On July 11, 2023, the Company issued a convertible promissory note in the total principal amount of $825,000 to FutureTech Capital LLC, a Delaware limited liability company (“FutureTech”) (the “FutureTech Convertible Promissory Note”), and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (the “Second FutureTech Convertible Promissory Note”). The Second FutureTech Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Second FutureTech Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of March 31, 2025, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $68,351 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of March 31, 2025.

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

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern through December 11, 2025 (as extended pursuant to amended and restated memorandum and articles of association of the Company dated April 11, 2025), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025 and December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We adopted ASU 2023-09 on January 1, 2025, and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. We are currently assessing the impact of this guidance; however, we do not expect a material impact on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 2, 2025 other than those set forth under "Risk Factors" in the Semnur Proxy Statement/Prospectus.

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

Date: May 16, 2025	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)