Form 10-Q
period 2025-06-30
Denali Capital Acquisition Corp.
filed 2025-08-15
CIK 1913577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, there were 553,739 Class A ordinary shares, $0.0001 par value per share, and 2,062,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DENALI CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed on April 2, 2025 and in our preliminary proxy statement/prospectus included in our registration statement on Form S-4 (File No. 333-283019) filed with the SEC on November 6, 2024 relating to our proposed business combination with Semnur (as may be further amended from time to time, the “Semnur Proxy Statement/Prospectus”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PArt I. FINANCIAL INFORMATION

ITem 1. Unaudited CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash on hand	$126	$16,868
Prepaid expenses	14,018	-
Total current assets	14,144	16,868

Cash and Investments held in trust	548,318	9,021,005
Total assets	$562,462	$9,037,873

Liabilities and Shareholders’ Deficit
Accounts Payable and accrued offering costs and expenses	$5,092,376	$4,640,414
Accrued interest expense - related party	110,237	74,555
Accrued interest expense - others	78,224	58,586
Promissory Note - related party	1,590,007	1,423,237
Promissory Note - Others	1,398,107	1,350,292
Total current liabilities	8,268,951	7,547,084

Deferred underwriter compensation	2,887,500	2,887,500
Total liabilities	11,156,451	10,434,584

Commitments and contingencies
Class A ordinary shares subject to possible redemption 43,739 and 751,837 shares at redemption value of $12.54 and $12.00 per share as of June 30, 2025 and December 31, 2024, respectively	548,318	9,021,005

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 510,000 shares issued and outstanding (excluding 43,739 and 751,837 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively subject to possible redemption)	51	51
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 2,062,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	206	206
Accumulated deficit	(11,142,564)	(10,417,973)
Total shareholders’ deficit	(11,142,307)	(10,417,716)
Total Liabilities and Shareholders’ Deficit	$562,462	$9,037,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Formation and operating costs	$374,857	$168,186	$621,457	$536,438
Loss from operations	374,857	168,186	621,457	536,438

Other expense/(income)
Interest expense	28,345	23,059	55,319	44,362
Income on Trust account	(18,080)	(640,157)	(97,051)	(1,294,042)

Net (loss)/ income	$(385,122)	$448,912	$(579,725)	$713,242

Basic and diluted weighted average redeemable ordinary shares outstanding	121,552	4,537,829	433,193	4,537,829
Basic and diluted net income per redeemable ordinary shares	$0.02	$0.13	$0.09	$0.23

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,572,500	2,572,500	2,572,500	2,572,500.00
Basic and diluted net loss per non-redeemable ordinary share	$(0.15)	$(0.05)	$(0.24)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity Deficit
Balance as of December 31, 2024 (Audited)	510,000	$51	2,062,500	206	$(10,417,973)	(10,417,716)
Net loss	-	-	-	-	(194,603)	(194,603)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(124,162)	(124,162)
Balance as of March 31, 2025 (Unaudited)	510,000	51	2,062,500	206	(10,736,738)	(10,736,481)
Net loss	-	-	-	-	(385,122)	(385,122)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(20,704)	(20,704)
Balance as of June 30, 2025 (Unaudited)	510,000	$51	$2,062,500	$206	$(11,142,564)	$(11,142,307)

	For the Three and Six Months Ended June 30, 2024
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity Deficit
Balance as of December 31, 2023 (Audited)	510,000	$51	$2,062,500	$206	$(8,282,297)	$(8,282,040)
Net income	-	-	-	-	264,330	264,330
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(803,885)	(803,885)
Balance as of March 31, 2024 (Unaudited)	510,000	51	2,062,500	206	(8,821,852)	(8,821,595)
Net income	-	-	-	-	448,912	448,912
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account and extension deposit)	-	-	-	-	(790,157)	(790,157)
Balance as of June 30, 2024 (Unaudited)	510,000	$51	$2,062,500	$206	$(9,163,097)	$(9,162,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DENALI CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net (loss) income	$(579,725)	$713,242
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from Trust	(97,051)	(1,294,042)
Changes in current assets and liabilities:
Prepaid Expenses	(14,018)	(37,307)
Accounts payable and accrued expenses	451,962	85,080
Accrued interest expense -related party	35,682	24,617
Accrued interest expense - others	19,638	19,746
Net cash used in operating activities	(183,512)	(488,664)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	8,617,553	-
Net cash generated by investing activities	8,617,553	-

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	166,770	285,700
Redemption of ordinary shares	(8,617,553)	-
Net cash (used in) generated by financing activities	(8,450,783)	285,700

Net change in cash	(16,742)	(202,964)

Cash, beginning of the period	16,868	204,464
Cash, end of the period	$126	$1,500

Supplemental disclosure of noncash investing and financing activities
Increase in investment held in Trust Account through issuance of promissory note	$47,815	$300,000
Remeasurement adjustment on class A ordinary shares subject to possible redemption	$144,866	$1,594,042

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 5, 2022 (inception) through June 30, 2025, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination, and activities in connection with an initial business combination, including with respect to our proposed business combination with Semnur Pharmaceuticals, Inc (“Semnur”). The Company does not expect to generate any operating revenues until after the completion of an initial Business Combination. The Company is generating non-operating income in the form of income from the investment of proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

In connection with the Third Extension Meeting, shareholders holding 708,098 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $8.6 million (approximately $12.17 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 43,739 public shares outstanding.

From April 2025 to June 2025, Scilex had deposited an aggregate of $2,624 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from April 11, 2025 to July 11, 2025. As of June 30, 2025, Scilex deposited aggregated total of $123,107 drawn down from the Extension Scilex Convertible Promissory Note.

From July to August, 2025, Scilex had deposited an aggregated total of $1,750 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to September 11, 2025.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

On July 22, 2025, the Company entered into Amendment No. 2 to the Merger Agreement with Semnur and Merger Sub (“Amendment No. 2”). Amendment No. 2 amends the Merger Agreement to, among other things, modify the definitions of the “Exchange Ratio” and “Merger Consideration” to facilitate the issuance of additional shares of common stock of Semnur prior to the closing of the Business Combination in connection with any potential private placement financing or for issuance to advisors and other service providers for services rendered and maintain the 1.25-to-1 exchange ratio.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2025, all of the assets of $548,318 held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of June 30, 2025, the Company had cash of $126 outside of the Trust Account. If the Company does not complete the business combination, it intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of June 30, 2025, the Company had a working deficit of $8,254,807. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it will repay such loaned amounts without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, the Company issued the Convertible Promissory Note (“Convertible Promissory Note 1”) in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note 1 bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the earlier of (i) the closing of Denali’s initial business combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note 1 was issued with an initial principal balance of $412,500 (the “Initial Principal Amount”). The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The Sponsor has further lent an aggregate of $565,700 to the Company for the Convertible Promissory Note 1 during the year ended December 31, 2024, and additional $ 100,000 on March 21, 2025. On April 2, 2024 the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date raising the total limit up to $1,200,000. On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2025, there was an amount of $1,574,970 and $15,037 outstanding under Working Capital Loans in the form of the Convertible Promissory Note 1 and 2, respectively, issued to the Sponsor.

On July 11, 2023, the Company issued a convertible note (“FutureTech Convertible Promissory Note”) in the total principal amount of $825,000 to FutureTech Capital LLC (“FutureTech”) and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech. The Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of June 30, 2025, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $78,224 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of June 30, 2025.

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

From April 2025 to June 2025, Scilex had deposited an aggregate of $2,624 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination from April 11, 2025 to July 11, 2025. As of June 30, 2025, Scilex deposited aggregated total of $123,107 drawn down from the Extension Scilex Convertible Promissory Note.

From July to August 2025, Scilex had deposited an aggregated total of $1,750 drawn down from the Extension Scilex Convertible Promissory Note to the Trust Account to extend the time the Company has to consummate an initial business combination to September 11, 2025.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The Notice stated that the Company had 180 calendar days, or until June 30, 2025, to regain compliance with the Listing Rules. To regain compliance, the Company’s MVLS needed to meet or exceed $50.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on June 30, 2025.The Notice further stated that in the event the Company did not regain compliance with the Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company will have the opportunity to appeal the decision to a Nasdaq Hearing Panel.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s report on Form 10-K filed with the SEC on April 2, 2025. The condensed consolidated Balance Sheet as of December 31, 2024 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-K. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future interim periods.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents on June 30, 2025 and December 31, 2024.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The conversion feature in convertible promissory notes issued by the Company in for the six months ended June 30, 2025 and for the year ended December 31, 2024 does not qualify for the derivative treatment. These convertible promissory notes are presented as traditional debt as of June 30, 2025 and December 31, 2024, in the consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 43,739 and 751,837 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, the ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Ordinary shares subject to possible redemption – December 31, 2023	4,537,829	$50,477,963
Redemption of shares ($11.47 per share)	(3,785,992)	(43,425,328)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	1,578,042
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	390,328
Ordinary shares subject to possible redemption – December 31, 2024	751,837	9,021,005
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	78,971
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	45,191
Ordinary shares subject to possible redemption – March 31, 2025	751,837	$9,145,167
Redemption of shares ($12.17 per share)	(708,098)	(8,617,553)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on Trust Account)	-	18,080
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	-	2,624
Ordinary shares subject to possible redemption – June 30, 2025	43,739	548,318

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Based on the above, any remeasurement of the redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends paid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO). Further, Convertible Promissory Notes are also contingently exercisable upon the consummation of the initial Business Combination. For EPS purpose, the warrants and notes are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. For the three months and six months ended June 30, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The net (loss)/ income per share presented in the consolidated statements of operations is based on the following:

	Three months ended June 30, 2025	Six months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2024
Net (loss) /income	$(385,122)	$(579,725)	$448,912	$713,242
Accretion of temporary equity to redemption value	(20,704)	(144,866)	(790,157)	(1,594,042)
Net loss including accretion of temporary equity	$(405,826)	$(724,591)	$(341,245)	$(880,800)

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(18,310)	$(387,516)	$(217,783)	$(123,462)
Accretion of temporary equity to redemption value	20,704	-	790,157	-
Allocation of net income/(loss)	$2,394	$(387,516)	$572,374	$(123,462)

Denominators:
Weighted-average shares outstanding	121,552	2,572,500	4,537,829	2,572,500
Basic and diluted net income/ (loss) per share	$0.02	$(0.15)	$0.13	$(0.05)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(104,431)	$(620,160)	$(562,129)	$(318,671)
Accretion of temporary equity to redemption value	144,866	-	1,594,042	-
Allocation of net income/(loss)	$40,435	$(620,160)	$1,031,913	$(318,671)

Denominators:
Weighted-average shares outstanding	433,193	2,572,500	4,537,829	2,572,500
Basic and diluted net income/ (loss) per share	$0.09	$(0.24)	$0.23	$(0.12)

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30,2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the six months ended June 30, 2025 and 2024.

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

If the Company does not complete a Business Combination by September 11, 2025 (or as may be extended by a shareholder vote to further extend the time to consummate a business combination, as applicable)(refer to Note 1), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. The Private Placement Units will not be transferable, assignable, or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

The sale of the founder shares to the Company’s Chief Financial Officer and to certain members of the Company’s board of directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 130,000 shares granted to the Company’s directors and executive officers was $1,005,964 or $7.74 per share. The founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is of probable occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined that a Business Combination is not considered probable until it occurs and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at the grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The Working Capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. On April 11, 2023, the Company issued the Convertible Promissory Note in the total principal amount of up to $825,000 to the Sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the Maturity Date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500. The Sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. On December 29, 2023 the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $157,500, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $1,000,000. On April 2, 2024, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date raising the total limit up to $1,200,000. On January 24, 2025, the Company and Sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $591,800, which may be drawn down in one or more tranches at any time prior to the Maturity Date, raising the total limit up to $2,000,000. The Sponsor further lent an aggregate of $565,700 to the Company against the Convertible Promissory Note during the year ended December 31, 2024. As of June 30, 2025, there was an amount of $1,574,970 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to Sponsor. Further, an amount of $110,237 with interest at 4.86% on the amount borrowed from the Sponsor was recognized as accrued interest expense – related party as of June 30, 2025.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

On July 10, 2024, the Company issued Convertible Promissory Note 2 to the Sponsor in an aggregate principal amount of up to $180,000. The note was initially funded with a principal balance of $15,037. The remaining $164,963 is available to be drawn at the Company’s discretion, subject to the Sponsor’s consent, at any time prior to the maturity of Convertible Promissory Note 2.

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

NOTE 7 – SHAREHOLDER’S DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued and outstanding.

Class A Ordinary Shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 510,000 Class A ordinary shares issued and outstanding, excluding 43,739 and 751,837 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 2,062,500 Class B ordinary shares issued and outstanding. On May 23, 2022, 93,750 Class B ordinary shares were forfeited as the underwriters did not exercise the over-allotment option on the remaining 375,000 Public Units.

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

Denali Capital Acquisition Corp.

Notes to Unaudited Consolidated Financial Statements

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:	(Unaudited)
Investments held in Trust Account	$548,318	$-	$548,318	-

	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$9,021,005	$-	$9,021,005	-

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Professional services fee in connection with Business Combination	$(313,643)	$(59,345)	$(428,550)	$(278,673)
Other formation and operating costs	(61,214)	(108,841)	(192,907)	(257,765)
Total formation and operating costs	(374,857)	(168,186)	(621,457)	(536,438)
Interest expense	(28,345)	(23,059)	(55,319)	(44,362)
Interest earned on investment held in Trust Account	18,080	640,157	97,051	1,294,042
Net (loss) income	$(385,122)	$448,912	$(579,725)	$713,242

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2025 when these consolidated financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

From July to August 2025, the Company had deposited an aggregate total of $1,750 into the Trust Account in order to extend the period of time it has to consummate a business combination by one month, from the current deadline to September 11, 2025.

On July 22, 2025, the Company entered into Amendment No. 2 to the Merger Agreement with Semnur and Merger Sub (“Amendment No. 2”). Amendment No. 2 amends the Merger Agreement to, among other things, modify the definitions of the “Exchange Ratio” and “Merger Consideration” to facilitate the issuance of additional shares of common stock of Semnur prior to the closing of the Business Combination in connection with any potential private placement financing or for issuance to advisors and other service providers for services rendered and maintain the 1.25-to-1 exchange ratio.

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

The Notice stated that the Company had 180 calendar days, or until June 30, 2025, to regain compliance with the Listing Rules. To regain compliance, the Company’s MVLS needed to meet or exceed $50.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on June 30, 2025.The Notice further stated that in the event the Company did not regain compliance with the Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company will have the opportunity to appeal the decision to a Nasdaq Hearing Panel.

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

On July 22, 2025, the Company entered into Amendment No. 2 to the Merger Agreement with Semnur and Merger Sub (“Amendment No. 2”). Amendment No. 2 amends the Merger Agreement to, among other things, modify the definitions of the “Exchange Ratio” and “Merger Consideration” to facilitate the issuance of additional shares of common stock of Semnur prior to the closing of the Business Combination in connection with any potential private placement financing or for issuance to advisors and other service providers for services rendered and maintain the 1.25-to-1 exchange ratio.

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

During the six months ended June 30, 2025, the sponsor lent an aggregate of $166,770 to the Company resulting in the aggregate principal amount of the Convertible Promissory Note and the Sponsor Extension Convertible Promissory Note being increased to $1,590,007.

During the six months ended June 30, 2025, Scilex lent an aggregate of $47,815 to the Company resulting in the principal amount of the related Scilex Extension Convertible Promissory Note being increased to $123,107.

During the six months ended June 30, 2025, the Company did not incur any additional borrowings from FutureTech (as defined below). The outstanding principal balance of the related convertible promissory note held by FutureTech was $1,275,000 as of June 30, 2025.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 5, 2022 (inception) through June 30, 2025, were organizational activities, those necessary to prepare for and complete the IPO, and, subsequent to the IPO, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We are generating non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2025, we had a net loss of $385,122 which primarily consists of formation and operating expenses of $374,857 and interest expense of $28,345 being partially offset by income earned on investment held in the Trust Account of $18,080.

For the three months ended June 30, 2024, we had a net income of $448,912 which primarily consists of income earned on investment held in the Trust Account of $640,157 partially offset by formation and operating expenses of $168,186 and interest expense of $23,059.

For the six months ended June 30, 2025, we had a net loss of $579,725 which primarily consists of formation and operating expenses of $621,457 and interest expense of $55,319 being partially offset by income earned on investment held in the Trust Account of $97,051.

For the six months ended June 30, 2024, we had a net income of $713,242 which primarily consists of income earned on investment held in the Trust Account of $1,294,042 partially offset by formation and operating expenses of $536,438 and interest expense of $44,362.

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $183,512, primarily due to a net loss of $579,725 for the period and the changes in current assets and liabilities of $493,264, primarily due to increase in accounts payable, accrued expenses of $451,962, increase in accrued interest expense – related party of $35,682 and increase in accrued interest expense – others of $19,638. In addition, net cash used in operating activities includes non-cash adjustments to reconcile net loss from income on the Trust Account of $97,051.

For the six months ended June 30, 2024, net cash used in operating activities was $488,664, primarily due to a net income of $713,242 for the period and the changes in current assets and liabilities of $92,136, primarily due to prepaid expenses of $(37,306) and accounts payable and accrued expenses of $85,079, accrued interest expense – related party of $24,617 and accrued interest expense – others of $19,746. In addition, net cash used in operating activities includes adjustments to reconcile net loss from income on the Trust Account of $1,294,042.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $8,617,553 primarily due to cash withdraw from trust account in connection with redemption of ordinary share.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $8,450,783 primarily due to cash paid for redemption of ordinary share amounted to $8,617,553, offset by the proceeds from issuance of promissory note to related party of $166,770.

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

Following the closing of the IPO and sale of the Private Placement Units on April 11, 2022, a total of $84,150,000 was placed in the Trust Account, and we had $1,515,795 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,105,315 in transaction costs, consisting of $1,650,000 of underwriting fees, $2,887,500 of deferred underwriting fees and $567,815 of other offering costs. As of June 30, 2025, we had investment held in the Trust Account of $548,318. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $126 outside of the Trust Account. If we do not complete the proposed business combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

For finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay such loaned amounts, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On April 11, 2023, we issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $825,000 to the sponsor. The Convertible Promissory Note bears an interest accruing on the unpaid and outstanding total principal amount at the lowest short-term Applicable Federal Rate as in effect on the date thereof and is payable in arrears on the maturity date. Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. The Convertible Promissory Note was issued with an initial principal balance of $412,500 (the “Initial Principal Balance”). The sponsor has further lent loans in the aggregate amount of $430,000 on July 18, 2023, October 12, 2023 and December 29, 2023. The sponsor further lent an aggregate of $166,770 to the Company against the Convertible Promissory Note during the six months ended June 30, 2025. As of June 30, 2025, there was an amount of $1,574,970 outstanding under Working Capital Loans in the form of the Convertible Promissory Note issued to the sponsor. Further, an amount of $110,237 with interest at 4.86% on the amount borrowed from the sponsor was recognized as accrued interest expense – related party as of June 30, 2025. On April 2, 2024, the Company and the sponsor agreed that, in addition to the Initial Principal Amount, the Company may request an additional aggregate amount of up to $186,800, which may be drawn down in one or more tranches at any time prior to the maturity date raising the total limit up to $1,200,000. On January 24, 2025, we amended and restated the Convertible Promissory Note to increase the total principal amount to $2,000,000. For the six months ended June 30, 2025, the Company has drawn down a total of $166,770 of the additional aggregate amount available.

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

On July 11, 2023, the Company issued a convertible promissory note in the total principal amount of $825,000 to FutureTech Capital LLC, a Delaware limited liability company (“FutureTech”) (the “FutureTech Convertible Promissory Note”), and 100% of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination. On October 11, 2023, the Company issued another convertible promissory note in the total principal amount of up to $450,000 to FutureTech (the “Second FutureTech Convertible Promissory Note”). The Second FutureTech Convertible Promissory Note was issued with an initial principal balance of $50,000, with the remaining $400,000 drawable at the Company’s request and upon the consent of FutureTech prior to the maturity of the Second FutureTech Convertible Promissory Note. Consequently, $400,000 of such amount has been utilized to fund the required payment in order to extend the period of time to consummate a business combination from October 11, 2023 to July 11, 2024. As of June 30, 2025, there was an amount of $1,275,000 outstanding in the form of the Convertible Promissory Note issued to FutureTech. Further, the amount of $78,224 with interest at 4.80% on amount borrowed from Futuretech for the Extension was recognized as accrued interest expense – others as of June 30, 2025.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025 and December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15(b) and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 2, 2025 other than those set forth under “Risk Factors” in the Semnur Proxy Statement/Prospectus.

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

Date: August 15, 2025	DENALI CAPITAL ACQUISITION CORP.

	By:	/s/ Lei Huang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ You “Patrick” Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)