Form 10-K
period 2025-12-31
Semnur Pharmaceuticals, Inc.
filed 2026-02-27
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41351

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of Denali Capital Acquisition Corp., our predecessor, computed by reference to the price at which the common equity was last sold as of June 30, 2025 (the last trading day of the registrant’s second fiscal quarter of 2025) was $0.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2026 was 230,209,142.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SEMNUR PHARMACEUTICALS, INC.

In this Annual Report on Form 10-K (the “Annual Report”) , unless the context requires otherwise, references to the “Company”, “Semnur”, “we”, “us”, “our”, and similar terms refer to Semnur Pharmaceuticals, Inc., a Delaware corporation formerly known as Denali Capital Acquisition Corp. (“Denali”), and its consolidated subsidiaries. References to “Legacy Semnur” refer to the private Delaware corporation that is now our wholly owned subsidiary and named Semnur, Inc. (formerly known as “Semnur Pharmaceuticals, Inc.”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report may constitute “forward-looking statements” for purposes of federal securities laws. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements appear in a number of places in this Annual Report including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “contemplate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “will,” “would” and other similar words and expressions (including the negative of any of the foregoing), but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and our directors, officers and affiliates. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report titled “Risk Factors.” There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

Forward-looking statements in this Annual Report may include, but are not limited to, statements about:

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
•
our ability to successfully adopt and execute on our new cryptocurrency treasury strategy; and
•
other factors detailed under the section of this Annual Report titled “Risk Factors.”

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

PART I

Item 1. Business.

Our Company

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing innovative non-opioid pain management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. Our lead product candidate, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), if approved, has the potential to become the first U.S. Food and Drug Administration (“FDA”) approved non-opioid novel injectable corticosteroid gel formulation for patients with moderate to severe LRP (also known as sciatica), containing no preservatives, surfactants, solvents, or particulates and is expected to be available in a pre-filled syringe formulation following approval by the FDA.

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

Semnur was founded in 2013 and we have invested substantial efforts and financial resources on building our intellectual property portfolio and infrastructure. We have conducted pharmacokinetic (“PK”) and toxicology studies, including a Phase 1 PK bridging study, Phase 2 repeat dose study, and a pivotal Phase 3 study. We were acquired by Scilex Holding Company (“Scilex”) on March 18, 2019, pursuant to, and in connection with the transactions contemplated by, an Agreement and Plan of Merger between Scilex, us, Sigma Merger Sub, Inc., Scilex’s then wholly owned subsidiary (“Sigma Merger Sub”), Fortis Advisors LLC, solely as representative of the holders of our equity (the “Semnur Equityholders’ Representative”), and Sorrento Therapeutics, Inc. (“Sorrento”), for limited purposes (as amended, the “Semnur Merger Agreement”). We expect to continue to make investments in research and development, clinical trials and regulatory affairs to develop our product candidate, SP-102.

We are developing SP-102 to be an injectable viscous gel formulation of a widely used corticosteroid designed to address the serious risks posed by off-label ESI, which are administered over 12 million times annually in the United States. SP-102 has been granted fast track designation by the FDA and, if approved, could become the only FDA-approved ESI for the treatment of sciatica. Although such designation has been granted, it may not lead to a faster development or regulatory review process and such designation does not increase the likelihood that SP-102 will receive marketing approval.

We have completed a pivotal Phase 3 study with final results received in March 2022, which results reflected achievement of primary and secondary endpoints, with SP-102 treatment decreasing pain intensity for over a month in sciatica patients and resulting in statistically significant and clinically meaningful improvement in the disability index score while maintaining tolerability comparable to placebo. The Phase 3 study results were published in PAIN®Journal in June 2024, which is the leading journal devoted to pain medicine and research. This Phase 3 study represents a potential significant improvement in treatment of adult patients with sciatica, who struggle with the clinical consequences of no currently FDA-approved therapies being available, suboptimal formulations of corticosteroids used off-label and/or excess pain and disability. The primary endpoint of change in average daily Numeric Pain Rating Scale (“NPRS”) pain in the affected leg over four weeks demonstrated meaningful and statistically significant result over placebo, least square (LS) mean treatment difference (standard error [SE]) of -0.52 (0.163) units [95% confidence interval [CI]: -0.84, -0.20] compared to placebo (P=0.002).

Most of the secondary endpoints at four weeks also demonstrated statistically significant results, supporting the primary outcome. For the key secondary endpoint of mean change in Oswestry Disability Index (“ODI”) from baseline, the LS mean treatment difference (SE) for SP-102 was -3.38 (1.388) units [95% CI: -6.11, -0.65] compared to placebo (P=0.015). SP-102 treatment resulted in a -8.88 point reduction from baseline, which exceeds the established minimal clinically important difference of -8.

Based on the results of this study, we believed that we had sufficient data to support the safety and efficacy of SP-102, which would provide us with a pathway for a 505(b)(2) new drug application (“NDA”) submission. In November 2023, we had a Type C meeting with the FDA to discuss the requirements for filing a 505(b)(2) NDA for SP-102. In the Type C meeting, the FDA indicated that it did not agree that the clinical data collected from the single CLEAR-1 trial was sufficient to support the safety and efficacy of SP-102, given the risks associated with interventional procedures. The FDA requested that a confirmatory trial be conducted, noting the absence of any existing FDA-approved epidural steroid product for the treatment of sciatica. The FDA provided guidance regarding expectations for this additional trial needed prior to a 505(b)(2) NDA filing, including expectations for the size of the safety database and specific safety monitoring requirements. Specifically, the FDA requested that the confirmatory CLEAR-2 trial include a larger safety database to further validate the safety and efficacy of SP-102. Based on such guidance, we designed an open-label multi-center safety and efficacy trial, which we had expected to commence in the first half of 2024 and in which we would seek to enroll approximately 700 patients with moderate-to-severe LRP requiring an epidural steroid injection. In that trial, we expected to administer SP-102 in up to three injections during a six-month observation period. In February 2024, we had a Type D meeting with the FDA to preview the design of such trial with the FDA, in order to reduce the potential need for any other additional confirmatory trials prior to a 505(b)(2) NDA filing. During the Type D meeting, the FDA provided further guidance with respect to the requirements needed to help best position us to be able to satisfy the requirements for a 505(b)(2) pathway approval. Specifically, the FDA reaffirmed the need for a larger sample size and further requested confirmatory evidence of efficacy through a repeat injection. Based on this feedback, we have instead designed a Phase 3 CLEAR-2 trial, which is expected to be a randomized, active comparator and placebo-controlled, multi-center, safety and efficacy study of SP-102 in subjects with moderate to severe LRP enrolling approximately 700 patients to receive an open-label initial injection, and randomizing approximately 200 subjects to the second phase of repeat injection. The primary and key secondary endpoints of the CLEAR-2 trial are consistent with those used in the CLEAR-1 trial, including (i) average daily NPRS pain in the affected leg over four weeks following the initial injection of SP-102 and (ii) Oswestry Disability Index at four weeks following injection of SP-102 or placebo. We have also optimized certain secondary endpoints to capture additional potential clinical benefits of SP-102.

We initiated our second Phase 3 in September 2025 and, given our experience from conducting the Phase 3 CLEAR-1 study, we expect to be able to complete the trial by 2027 and submit our 505(b)(2) NDA to the FDA for approval. If approved, and given SP-102’s fast-track designation, this would position us to achieve our targeted commercial launch of SP-102 in 2028. Except as described above, as of the date of this Annual Report, we have not yet pursued any additional substantive development of SP-102.

We are focused on identifying treatment options for pain management with established mechanisms that have deficiencies in safety, efficacy or patient experience. We believe this approach allows us to potentially leverage the regulatory approval pathway available under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) for our product candidate.

Our Strategy

Our vision is to become the leading pain management company delivering novel non-opioid and non-addictive treatments to provide safe, effective and durable relief of multiple pain conditions. To accomplish this, the principal elements of our strategy are the following:

•
Develop SP-102 as a novel epidural injection for the first approved treatment of sciatica. We are developing SP-102 to address the limitations associated with the available corticosteroid epidural injectable products that are used off-label. Many of these products contain potentially neurotoxic preservatives and particulates and are administered over 12 million times annually despite a warning on the label of serious neurologic complications, including loss of vision, stroke, paralysis and death. These products carry warnings required by the FDA that the safety and efficacy of epidural administration has not been established. SP-102 has received fast track designation from the FDA and, if approved, could become the first FDA-approved epidural steroid product with long-term patent protection, which we also believe would create significant barriers to entry. Although such designation has been granted, it may not lead to a faster development or regulatory review process and such designation does not increase the likelihood that SP-102 will receive marketing approval. Due to the novelty of our formulation as well as the associated patents and trade secrets, future potential competitors could be required to conduct extensive preclinical studies and costly comparative clinical trials. A full six-month data analysis was completed in February 2022 and we have completed a pivotal Phase 3 study with final results received in

March 2022, which results reflect achievement of primary and secondary endpoints. We have extensive clinical and preclinical data (including those obtained from multiple Phase 2 clinical trials) with the novel viscous gel formulation of SP-102. The Phase 3 study results were published in PAIN® Journal in June 2024 and we also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.
•
SP-102 may be the first FDA approved ESI indicated for sciatica. Based on the Phase 3 results, we anticipate being able to show advantages of SP-102 compared to existing steroid formulations. We anticipate that SP-102 may have longer duration of clinical benefit compared to generic dexamethasone formulation. The currently used off-label dexamethasone formulation does not have proven efficacy. Pain specialists who have used current dexamethasone formulation believe the efficacy lasts for a short period of time. We expect the clinical benefit of SP-102 to last up to approximately 100 days. Clinical benefit lasting approximately 100 days will reduce the number of procedures patients need and save the health care system valuable resources. Other steroid formulations currently used are suspension steroid formulations. Suspension steroids can cause serious safety concerns such as paraplegia, stroke, paralysis and death, as reflected in FDA class label warning. We expect SP-102 to have proven tolerability based on data from our preclinical and clinical trials. Our reimbursement team will file for a separate J code for SP-102. Once a product receives a special J code, customers will be reimbursed for the product. We have experienced account executives who will follow the process to file for the special J code prior to the launch, which we expected to be granted within two to three quarters after launch. We believe this will facilitate faster uptake in revenue for SP-102 following FDA approval.
•
Capitalize on the potential market as back pain affects most adults, causes disability for some, and is a common reason for seeking healthcare. In the United States, opioid prescriptions for low back pain have increased, and opioids are now the most commonly prescribed drug class. According to the British Medical Journal 2015, more than half of regular opioid users report back pain. Rates of opioid prescribing in the United States and Canada are two to three times higher than those in most European countries. If approved, SP-102 could become the first FDA-approved ESI product for sciatica. We believe an FDA-approved therapy for the treatment of sciatica could potentially benefit from first-to-market advantage if it can be shown to reduce or delay the need for expensive and potentially risky interventions, such as spinal surgery, and to decrease the use of opioids.
•
Expand our product portfolio by developing or acquiring non-opioid assets that leverage our existing research and development infrastructure. We are continuously evaluating opportunities to leverage our research and development experience to develop non-opioid therapeutics for pain management indications that are not adequately served with existing treatment options. Plans for expansion of our product portfolio include investing in early and late-stage research programs to develop our pipeline and capabilities by selectively acquiring highly differentiated technologies, investing in technologies to prepare for commercialization, evaluating strategic partnerships to improve patient experience or enable greater patient access, and opportunistically pursuing strategic partnerships and collaborations to maximize the value of our pipeline and platform technologies. We also seek to in-license non-opioid therapeutics that can both complement our existing product portfolio and benefit from our existing research and development infrastructure.
•
Leverage the robust and integrated commercial infrastructure and dedicated sales force and sales management, marketing, medical affairs, managed care capabilities, manufacturing and general administration functions of our parent company, Scilex, to commercialize our current and future product candidates, if approved. Scilex has successfully launched three commercial non-opioid pain management products in the past five years by using its in-house sales force and an outsourced sales force, who typically bring strong, proven experience promoting a broad scope of pain management products, as our current and future product candidates are commercialized. Scilex’s three marketed non-opioid pain products have given the Scilex team the opportunity to interact with the key physician audiences for SP-102, while promoting ZTlido®, one of Scilex’s commercial products, and building rapport with the future prescribers as Scilex looks to partner with us for SP-102’s commercial launch. Scilex’s sales representatives leverage their established relationships with pain management healthcare professionals (“HCPs”) to call on over 6,000 target pain specialists, neurologists, and select health care providers, and we believe these same call points that are providing treatment for sciatica could benefit from SP-102, if approved. Scilex launched ZTlido in the fourth quarter of 2018 with an integrated internal commercial organization and we believe that Scilex’s differentiated and focused team, combined with its competitive national accounts strategy and active direct marketing and medical efforts have driven, and will continue to drive, accelerated sales growth for Scilex products and in the future can drive market uptake for our pain product candidates, including SP-102. As of December 31, 2025, we have 12 contractors and consultants, in addition to three full-time employees from Scilex dedicated to our product candidate, SP-102. In connection with the closing of the Business Combination, we entered into a Transition Services Agreement (the “Transition Services Agreement”) with Scilex, pursuant to which we can utilize certain employees and other service providers of Scilex (including Scilex’s sales force) to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. During the transition period and leveraging Scilex’s infrastructure, we will be able to develop our own infrastructure with Scilex’s continued support and as we enter the final stages of development and pre-launch commercialization planning, we plan to increase the number of full-time employees to strengthen our research and development, general administrative, manufacturing, regulatory and commercial functions. The term of the Transition Services Agreement is three years from the closing of the Business Combination, which we believe is sufficient time for us to develop our commercial infrastructure and other business functions. See the section titled “Risk Factors — Risks Related to Our Relationship with Scilex” elsewhere in this Annual Report. Our financial statements for the fiscal years ended December 31, 2025 and 2024 reflect charges for these services on an allocation basis. As a result, our historical financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority owned subsidiary of Scilex. Upon completion of the Phase 3 CLEAR-2 trial by 2027, we will commence the preparation work for the mass production of SP-102. Leveraging Scilex’s commercial infrastructure, upon approval by the FDA, we intend to initiate negotiations with national insurance companies, as well as Medicare and Medicaid, to secure inclusion of SP-102 in their programs. In addition, we plan to enter into a distribution agreement with a major third-party logistic provider for warehousing and distribution of SP-102 as it approaches the NDA approval stage. Utilizing Scilex’s experience and support, we have established cross-functional launch teams and developed a detailed launch playbook to guide the efforts towards a successful product launch. For a brief summary of the launch activities and timelines, please refer to the section titled “Business — Sales and Marketing” elsewhere in this Annual Report.
•
Leverage our management team’s experience to further develop and commercialize our current and future product portfolio. Leverage our management team’s experience to further develop and commercialize our current and future product portfolio. Our management team has held senior positions at leading biopharmaceutical companies, including Allergan, Inc., Bristol-Myers Squibb Company, Teva Pharmaceuticals Industries Ltd., Novartis Pharmaceuticals Corporation, Ardelyx, Inc., Pfizer Inc., Johnson and Johnson, Cephalon, Inc., Roche AG, PDL BioPharma, Inc., Xenoport, Inc. and Chiron Corp. Our team has substantial experience in rapidly progressing new drug products to clinical proof of concept, completing successful pivotal registration programs and successfully commercializing products.

We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives.

Our Management Team

Our management team has extensive experience in the pain and neurology center marketplace and a track record of successfully commercializing pain management and central nervous system products, which helps us in aiming to ensure that our current and future product candidates, pipeline programs, and partnerships in the marketplace are consistently of the highest quality.

Our management team is led by our Chief Executive Officer and President, Jaisim Shah, with strategic guidance from our Executive Chairman, Henry Ji, Ph.D. They collectively have over 60 years of global biopharmaceutical and biotechnology experience.

Jaisim Shah has over 30 years of industry success in leading product development and commercializing innovative therapies and creating companies, with documented success in development and commercialization of some of today’s most recognized pharmaceutical brands. He is a seasoned life science executive and board director with extensive accomplishments at Scilex, Bristol-Myers Squibb, Roche, PDL Biopharma, Pfizer, and start-ups such as Elevation. Mr. Shah has served as our Chief Executive Officer and President since our inception in 2013. He also previously served as Scilex’s President, Chief Executive Officer from March 2019 through August 2025, and a board member of Scilex from March 2019 through September 2025 and as a member of the board of directors of Scilex Pharmaceuticals, Inc., Scilex’s wholly owned subsidiary (“Scilex Pharma”), from November 2016 through August 2025. Mr. Shah served as Chief Business Officer of Elevation Pharmaceuticals where he focused on financing, business strategy, mergers and acquisitions, and business development. He led the sale of Elevation to Sunovion Pharmaceuticals in 2012. At Facet Biotech and PDL BioPharma, he served from 2000 to 2009 as Chief Business Officer and also held the position of senior vice president of marketing and medical affairs. During this time, he completed numerous licensing/partnering and strategic transactions including with Roche, Bristol-Myers Squibb, Otsuka, and Biogen Idec. His leadership in marketing and portfolio management, including leading the commercial enterprise, helped the company make large improvements to meet its profitability potential. At Bristol-Myers Squibb, as vice president of global marketing from 1997 to 2000, Mr. Shah received the “Presidents Award” for completing one of the most significant collaborations in the company’s history. He has played a key role in the formulation of long-range plans and pre-launch and launch strategies for brands such as Abilify®, Pegasys®, and Rituxan/MabThera®, each of which have generated well over $1 billion in sales.

Dr. Ji is the holder of several issued and pending patents in the life science research field. Our Chief Financial Officer, Stephen Ma, has more than 15 years of finance and operational expertise across pharmaceuticals and venture-backed biotechnology companies. Our research efforts are guided by highly experienced scientists and experts. Our management team contributes a diverse range of experiences from leading biopharmaceutical companies, including Allergan, Inc., Bristol-Myers Squibb Company, Teva Pharmaceuticals Industries Ltd., Novartis Pharmaceuticals Corporation, Ardelyx, Inc., Johnson and Johnson, Pfizer Inc., Cephalon, Inc., Roche AG, PDL BioPharma, Inc., Xenoport, Inc. and Chiron Corp. With this leadership, we believe we are well positioned to achieve our vision of becoming the leading pain management company delivering novel non-opioid and non-addictive treatments aiming to provide safe, effective and durable relief of multiple pain conditions.

In addition, we are supported by impressive teams across all levels of the organization. We hire and develop world-class talent from diverse backgrounds in biopharma, academia, technology and finance to ensure we have all of the capabilities to design and deliver first-class pain management therapies.

Our Product Candidate — SP-102

SP-102 is a pivotal Phase 3, novel, injectable viscous gel formulation of a widely used corticosteroid for epidural injections to treat sciatica. No ESIs are currently approved by the FDA.

Sciatica Market Overview

A particularly debilitating complication of back pathology is sciatica, which is a condition caused by mechanical compression of the nerve root, or by the effects of inflammatory mediators arising from a degenerative disc that results in inflammation and damage to the nerve roots. This nerve root compression in the lumbar segment of the spine causes shock-like or burning LBP combined with pain radiating down along the sciatic nerve through the buttocks and down one leg, sometimes reaching the foot. This often severe and debilitating leg pain is usually associated with symptoms of neuropathy-like numbness and tingling. The estimated lifetime incidence of sciatica ranges from 13% to 40% of the U.S. population, and about one-third of these cases will develop symptoms lasting over a year. According to a report by Decision Resources Group, it was estimated that over 4.8 million patients would suffer from sciatica in the United States in 2024.

Market Opportunity for SP-102

The applicable assumed market for SP-102 is the U.S. ESI Market, with an average market growth rate of 3.6% through 2027 (as estimated by Syneos Health as part of its consulting assignment with Scilex in 2021 and Scilex internal market research, which takes into account Scilex’s anticipated promotional activities), with lower growth thereafter. Projections for SP-102 revenues assume receipt of regulatory approval in 2027 with commercial launch in 2028, a market size of approximately 12.0 million ESI procedures annually (based on Syneos Health’s analysis of prescription claims data), an average growth rate of 3.6% year-over-year through 2027 and lower growth thereafter, a maximum market share of approximately 33% of the U.S. ESI market (based on Syneos Health’s analogue assessment of other similar products in the applicable market and primary market research with healthcare professional specialists as well as Scilex’s assessment of the competitive landscape and that there are currently no FDA-approved ESI therapies for sciatica). Based on the independent market research conducted by Syneos Health in 2020 and 2021, given the potential substantial utilization of SP-102, by the 5th year of launch, sales of SP-102 in sciatica are projected to reach $1.5 billion to $2.0 billion annually. As of the date of this Annual Report, SP-102 has not received regulatory approval. As disclosed elsewhere, we expect commercial launch in 2028 but there is no guarantee that we will be able to commence a commercial launch of SP-102 in 2028 or ever, as any such launch would be subject to regulatory approval, which we may not receive.

Current Treatment Landscape and Limitations of Existing Treatments

As the U.S. population ages, the incidence of sciatica and the need for interventions are expected to continue to increase. For example, from 2000 to 2018, ESIs in Medicare beneficiaries increased by more than 125%.

Although there are numerous etiologies of sciatica, and therapies may differ based on the etiology, pain management interventions for sciatica are usually multi-modal. Among the pain management interventions, ESI is considered to be efficacious and has been widely used by physicians across multiple specialties, including anesthesiology, physical medicine and rehabilitation and pain medicine. However, there is no ESI therapy approved by the FDA for sciatica to date, and particulate formulations of glucocorticoids have been associated with severe adverse events.

Patients with sciatica have a wide range of invasive and non-invasive treatment options. Surgical intervention options include vertebroplasty, spinal laminectomy, discectomy, microdiscectomy, foraminotomy, intradiscal electrothermal therapy, nucleoplasty, radiofrequency denervation, spinal fusion and artificial disc replacement. These options are generally the last line of treatment because they can result in prolonged recovery time, may not be successful in reducing pain or addressing the underlying cause, and may result in permanent loss of flexibility. For these reasons, less invasive interventions are usually implemented first. Less invasive interventions may include (i) nonpharmacological therapies such as physical therapy, stretching exercises, spinal manipulations or chiropractic therapy, traction, acupuncture, transcutaneous electrical nerve stimulation, and biofeedback; (ii) oral pharmaceutical therapies such as NSAIDs, muscle relaxants, opiates, antidepressants, and anticonvulsants; and (iii) injectable pharmaceutical therapies such as off-label use of ESIs or nerve blocks.

ESIs for various back pain syndromes are one of the most common procedures performed in the United States and lumbosacral radicular ESI procedures represent 88% of total ESI procedures. ESIs are used when a patient’s pain is inadequately controlled with oral pain medications, topical systems or interventions such as physical therapy. ESIs have demonstrated efficacy in reducing pain, restoring function, reducing the need for other health care and avoiding back surgery. However, in addition to not being FDA-approved for the treatment of sciatica, currently-used ESIs also present various risks and challenges.

When administering an ESI, many physicians use a particulate steroid (including methylprednisolone acetate, triamcinolone acetonide, or betamethasone sodium phosphate or betamethasone sodium acetate) instead of a non-particulate steroid (dexamethasone sodium phosphate) because early studies suggested that the duration of pain relief was longer with the particulates and fewer repeat injections were required, even though dexamethasone is considered an otherwise potent and therapeutically beneficial therapy. Particulate in injectable products is defined as extraneous undissolved particles present in injectable solution products. An example of such particulate is precipitate of insoluble drug product form, or suspended drug product particle. These steroid particles or their aggregates have at least two mechanisms for neurological damage: (1) they can act as emboli if injected into an artery and are of sufficient size to block small terminal arterioles supplying the brain or spinal cord; and (2) several particulate steroids have an immediate and massive effect on microvascular perfusion because of formation of red blood cell aggregates. These emboli can cause rare but catastrophic neurologic injuries including stroke and spinal cord injury that can result in increased pain, severe permanent disability or death. In addition, fungal meningitis has occurred from the injection of steroids manufactured in a compounding pharmacy that did not adhere to sterility standards.

The FDA has been evaluating serious neurologic events with ESIs since 2009, and in 2014, the FDA required a class warning on the currently off-label use of injectable corticosteroids to include information about the risk of serious neurologic events with ESIs. The warning on product labels for all injectable glucocorticoids states that the product is to be used for intramuscular or intravenous purposes only, and specifically includes a warning for serious neurologic adverse reactions with epidural administration. These serious neurologic events have been reported with and without the use of fluoroscopy. The class warning also includes a statement that safety and effectiveness of epidural administration of these corticosteroids have not been established.

Certain third-party payors have also provided limited coverage of ESIs to date. Based on coverage criteria established by different health care plans and certain Medicare Administrative Contractors, an ESI is considered medically necessary and therefore reimbursable only when certain specific criteria are met.

Our Solution

We are developing SP-102 to address problems associated with currently available corticosteroid products that are used in practice but not approved for epidural injection or the treatment of sciatica. SP-102 is a Phase 3 sterile dexamethasone sodium phosphate viscous gel formulation of 10 mg dexamethasone at a 5 mg/mL concentration in a pre-filled glass syringe for delivery via an epidural injection. SP-102 allows for the use of the potent dexamethasone and provides for longer residency time at the site of injection through the use of a viscous excipient in lieu of particulates. The product is also formulated without the use of preservatives and packaged in a pre-filled syringe, so as to confer greater physician convenience.

Currently-used steroids carry a class warning and are not approved to be administered epidurally for the treatment of sciatica. In fact, there are further warnings that the safety and efficacy of the use of these products following epidural administration has not been established. Their formulations include neurotoxic preservatives, surfactants, suspensions or particulates that carry risks of serious neurologic complications. Unlike currently-used steroids, SP-102 does not contain neurotoxic preservatives, surfactants, suspensions or particulates that carry risk of serious neurologic complications, which we believe may improve tolerability and the extent of pain relief. By using dexamethasone sodium phosphate, the soluble form of the potent dexamethasone, we believe SP-102 may substantially reduce the risk of embolic events in case of inadvertent intra-arterial administration and enable repeat injections. We expect the injectable viscous gel product, SP-102, which uses a biocompatible, biodegradable, novel excipient and is protected by multiple patents and patent applications and trade secrets, to prolong the residence time at the injection site and result in extended local activity. We believe SP-102, if successfully developed and approved, has the potential to reduce the disability related to LRP and help delay or avoid spine surgery.

If approved, SP-102 could become the first FDA-approved ESI product for sciatica. We believe an FDA-approved therapy for the treatment of sciatica could potentially benefit from first-to-market advantage if it can be shown to reduce or delay the need for expensive and potentially risky interventions such as spinal surgery and decrease the use of opioids. SP-102 benefits from our substantial intellectual property portfolio and other technical barriers to entry for potential competitors. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. Our complex manufacturing process, specialized equipment and know-how for sterile viscous product candidates are also key to our competitive edge.

We have completed a pivotal Phase 3 CLEAR trial (NCT03372161), which was designed to evaluate the tolerability and clinical benefit of SP-102 in the proposed indication (i.e., treatment of LRP). The CLEAR clinical trial is a randomized, double-blind, placebo-controlled, multicenter Phase 3 trial that enrolled 401 subjects with LRP at over 40 clinical sites across the United States, with a primary objective to evaluate the analgesic effect on average in the affected leg pain (as measured by the NPRS in the affected leg) following a single epidural transforaminal (TF) injection of SP-102, compared to an intramuscular (i.e., the posterior multifidus muscle) injection of placebo over four weeks. After the primary Week Four analysis period, and if the subject continued to experience leg pain, a repeat injection of open-label SP-102 was made optional at the investigator’s discretion.

Clinical Development Overview

We have completed a Phase 3 pivotal study of SP-102. The CLEAR study is a randomized, double-blind, placebo-controlled Phase 3 trial that enrolled 401 patients with sciatica to compare the epidural administration of SP-102 to placebo. We announced final results from this study in March 2022. The Phase 3 study results have been published in PAIN®Journal in June 2024 and we also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

Preclinical and Clinical Trial and Highlights

SP-102 has been evaluated in a number of preclinical studies and clinical trials as a potential treatment for sciatica. Key findings from the preclinical studies and clinical trials include:

•
The introduction of SP-102 into blood vessels did not result in neurological complications in the UPD003-IS21 preclinical toxicology study;
•
SP-102 showed an extended residence time and tolerability in the 1014-1512 and the 1014-2847 preclinical studies;

•
Repeat injections of SP-102 showed continued pain reduction with no unexpected adverse events based on preliminary results from the SP-102-03 study; and
•
SP-102 showed an extended local activity with epidural administration in the ES-1504 study.

Study Details

Phase 3 Pivotal Clinical Trial — CLEAR

We have completed a pivotal, randomized, double-blind, placebo-controlled Phase 3 trial, CLEAR, that enrolled 401 patients with sciatica at over 40 sites across the United States. The study included an open-label extension where subjects were followed for up to 24 weeks after treatment to evaluate the tolerability of administering SP-102 in a larger patient population. After week four, subjects who met certain pain criteria received open-label SP-102 to investigate the tolerability of repeat injections and the duration of pain relief following injection. This well-controlled, double-blind, randomized trial was designed to demonstrate evidence of the analgesic effect and tolerability of SP-102. The schematic of this Phase 3 trial is demonstrated in the flowchart below.

The primary objective of this study was to evaluate the analgesic effect of SP-102 on average leg pain, measured using the NPRS following a single transforaminal injection. These results were compared to an intra-muscular injection of placebo over a four-week period. The secondary objectives of this study include (i) evaluation of the degree of disability over time as measured by the ODI; (ii) characterization of the change of the subject’s radiculopathy symptoms and overall condition, using a combination of PainDETECT, modified Brief Pain Inventory, Clinical Global Impression of Change (“CGIC”), and Patient Global Impression of Change (“PGIC”) and (iii) evaluation of the tolerability of a single and repeat SP-102 injection.

Schematic of CLEAR - SP-102 (SEMDEXA) Phase 3 Pivotal Trial

Results of CLEAR - SP-102 Phase 3 PivotalTrial

A full six-month data analysis was completed in February 2022, and we announced final results from the study in March 2022, which results reflect achievement of primary and secondary endpoints. The Phase 3 study results have been published in PAIN® Journal (Miller et al 2024) and we also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

The Phase 3 CLEAR trial summary results, which results reflect achievement of primary and majority of secondary endpoints, are as follows:

•
For the intent-to-treat (“ITT”) population, the primary endpoint of change in average daily NPRS pain in the affected leg over four weeks following the initial injection of SP-102 demonstrated least square (“LS”) mean treatment difference (standard error (“SE”)) of -0.52 (0.163) units [95% confidence interval (“CI”): -0.84, -0.20] compared to placebo (P=0.002). The change from baseline to Week Four in the mean daily average NPRS pain score (standard deviation (“SD”)) in the affected leg was -1.81 (1.896) for SP-102 versus -1.29 (1.814) in the placebo group. The calculated standardized effect size (Cohen’s D calculated as the group mean difference divided by the pooled standard deviation) associated with the ITT population is 0.28. A statistically significant difference in the mean daily average NPRS pain change between SP-102 and placebo was observed at Week One with a mean change from baseline of -1.49 (1.519) for SP-102 and -1.02 (1.472) for placebo (P=0.002), which was maintained through Week Four. These highly significant differences between SP-102 and placebo were also observed following sensitivity analyses for fixed effects.
•
Likewise for the ITT population, most of the secondary endpoints at four weeks also demonstrated statistically significant results. For the key secondary endpoint of mean change in ODI from baseline, the LS mean treatment difference (SE) for SP-102 was -3.38 (1.388) units [95% CI: -6.11, -0.65] compared to placebo (P=0.015). SP-102 treatment resulted in a -8.88 point reduction from baseline, which exceeds the minimal clinically important difference of -8 established in a reported pain study.
•
Additional secondary endpoints with statistically significant results for the ITT population include worst pain in affected leg at Week Four (P=0.004) and over four weeks (P=0.001), current pain in the affected leg (P=0.009), average pain in lower back (P=0.035), Brief Pain Inventory-Short Form (“BPI-SF”) for pain severity (P=0.003) and pain interference (P=0.049), PGIC (P<0.001) and CGIC (P<0.001), with the proportion of patients achieving a response at 30% (P=0.002).
•
The time to repeat injection (50th quantile [95% CI]) for the ITT population was 84 (71, 100) days for SP-102 versus 58 (50, 69) days for placebo (P=0.001).

Additional analyses were performed with the modified ITT population (“mITT”), the population with fluoroscopically confirmed needle placement. The primary endpoint group mean difference, associated standardized effect size (Cohen’s D), and statistical significance were improved for the mITT population (i.e., -1.08 (0.171), Cohen’s D = 0.68, P<0.001), which were initially observed at Week One and improved through Week Four. Similarly, the mITT population was observed to have improved with mostly highly statistically significant outcomes for SP-102 over placebo for the secondary endpoints. In contrast to the ITT population, the mITT population was observed to have statistically significant PainDETECT (a tool to detect neuropathic pain components) for SP-102 over placebo (P=0.037) as well as number of subjects experiencing a 50% reduction in pain in the affected leg (P<0.001).

•
For the mITT population, the time to repeat injection (50th quantile [95% CI]) was 99 (78, 129) days for SP-102 versus 57 (49, 67) days for placebo.
•
There were no SAEs related to SP-102 or its administration procedure. There were no AEs leading to death, and no AEs of special interest (“AESIs”) (i.e., paraplegia, hematoma, or infection at the injection site). There were four (1.4%) subjects experiencing SAEs and one (0.3%) subject experiencing an AE leading to early withdrawal after receiving SP-102. Two (1.0%) subjects experienced an SAE, with one (0.5%) subject experiencing an AE leading to early withdrawal and one patient death following placebo. The fatal SAE was considered unrelated to the placebo or study procedure, as were the SAEs leading to early withdrawal. In general, a slightly higher proportion of subjects in the SP-102 group had treatment emergent AEs (“TEAEs”) than in the placebo group, (60 [29.7%] subjects vs 42 [21.1%] subjects with any TEAE). The most common TEAEs by system organ class (SOC) were nervous system disorders: 20 (9.9%) in the SP-102 group, 16 (8.0%) in the placebo group, and 20 (7.0%) in the SP-102 repeat injection group. The most common TEAEs by preferred term were headache, reported in 13 (6.4%) subjects in the SP-102 group, 11 (5.5%) subjects in the placebo group, and 10 (3.5%) subjects the SP-102 repeat injection group.
•
Overall, headaches were more commonly reported in subjects exposed to SP-102 than in subjects not exposed to SP-102 through 12 weeks (6.5% vs 2.1%). Headaches were generally mild, transient, and associated with the epidural injection. Pain at the site of injection was only reported for subjects receiving SP-102 following the initial injection (2.0%) and repeat injection (0.7%). Otherwise, TEAEs occurring ≥2% of subjects were low and balanced between SP-102 and placebo. TEAEs occurring with an incidence ≥2% remained low following the repeat injection.
•
There were no meaningful differences observed in physical examinations, vital signs, or laboratory parameters between treatment groups.

The data from the primary endpoint analyses is graphically presented below. Summary tables are also provided for primary and secondary endpoints.

Mean Change From Baseline in NPRS Average Pain Score (Standard Error) in the Affected Leg (ITT Population)

SP-102 vs Placebo Weeks 1,2,3,4: p = 0.002, 0.005, 0.003, 0.003. Overall treatment Effect (Mean SP-102 vs Placebo difference): Diff = -0.52, SE= 0.163, p =0.002. Error Bars: 95% Confidence Limits.

Primary and Secondary Outcomes: NPRS Average Leg Pain In Affected Leg, ODI Total Score, Mean Daily NPRS (worst, current, and lower back), PainDetect, BPI-SF (Change from Baseline to Four Weeks; ITT Population)

	SP-102 N=202	Placebo N=199	LSM (SE)	95% CI	P-value
Endpoint	Mean Change from Baseline(1)	Mean Change from Baseline
NPRS Average Pain Score in the Affected Leg (primary endpoint)(2)	-1.81 (1.896)	-1.29 (1.814)	-0.55 (0.187)	-0.92, -0.18	0.003
ODI total score(key secondary endpoint)(3)	-8.88 (14.684)	-5.48 (13.083)	-3.38 (1.388)	-6.11, -0.65	0.015
Worst pain in affected leg at Week Four(2)	-1.88 (2.014)	-1.33 (1.946)	-0.57 (0.198)	-0.96, -0.18	0.004
Worst pain in affected leg over Four Weeks(2)			-0.56 (0.173)	-0.90, -0.22	0.001
Current pain in affected leg(2)	-1.8 (2.28)	-1.2 (2.41)	-0.6 (0.23)	-1.1, -0.2	0.009
Average pain in lower back(2)	-0.7 (2.54)	-0.2 (2.48)	-0.5 (0.23)	-0.9, 0.0	0.035
PainDETECT(3	-2.7 (6.47)	-2.5 (6.07)	-0.3 (0.62)	-1.5, 0.9	0.642
Brief Pain Inventory – Short Form score (pain severity)(2)	-1.56 (1.952)	-0.98 (1.928)	-0.59 (0.200)	-0.98, -0.20	0.003
Brief Pain Inventory – Short Form score (pain interference)(3)	-1.16 (2.413)	-0.71 (2.095)	-0.44 (0.221)	-0.87, 0.00	0.049

(1) Baseline NPRS score is the mean of at least five days and no more than seven days of scores from the screening visit until treatment randomization. For the current pain baseline is the last score prior to treatment. Baseline ODI is defined as the last ODI assessment score prior to the first dose on Day 1.

(2) The analysis uses a REML-based MMRM with fixed effects for treatment (SP-102 or placebo), week, site, Pain Catastrophizing Scale group (<30 or ≥30), baseline score, and treatment-by-week interaction.

(3) The analysis uses an ANCOVA model with fixed effects for treatment (SP-102 or placebo), site, Pain Catastrophizing Scale group (<30 or ≥30), and baseline score.

ANCOVA: analysis of covariance; ANOVA: analysis of variance; BPI-SF: Brief Pain Inventory – Short Form; CI: confidence interval; ITT: intent-to-treat (randomized population); LSM: least-squares mean; MMRM: mixed model for repeated measures; NPRS: numeric pain rating scale; REML: restricted maximum likelihood; SE: standard error

Patient Global Impression of Change (PGIC) and Clinical Global Impression of Change (CGIC) – ITT Population

	SP-102 N=202	Placebo N=199
PGIC Responders (number of patients who responded with “very much improved” or “much improved”(1)	71 (35.1%)	39 (19.6%)
Chi-Square	P<0.001
Logistic regression (odds ratio[95% CI])(2)	2.25 (1.42, 3.54) P<0.001
CGIC Responders (number of patients assessed as “very much improved” or “much improved”(1)	76 (37.6%)	39 (19.6%)
Chi-Square	P<0.001
Logistic regression (odds ratio [95% CI])(2)	2.49 (1.58, 3.91) P<0.001

(1) 7-point scale rating patient’s overall improvement. Patient change is rated from “very much improved”, “much improved”, “minimally improved”, “no change”, “minimally worse”, “much worse” or “very much worse”.

(2) Logistic regression models with treatment (SP-102 or placebo), site, and Pain Catastrophizing Scale group (<30 or ≥30) as factors.

CI: confidence interval; ITT: intent-to-treat (randomized population)

Time to Repeat Injection – ITT Population

	SP-102 N=202	Placebo N=199
Number of patients with Repeat Injection of SP-102 (patients who received open-label SP-102 between 4 and 20 weeks after initial injection)	134 (66.3%)	152 (76.4%)
Number of censored patients(1)	68 (33.7%)	47 (23.6%)
Chi-Square	P=0.026
Time (days)to Repeat Injection
N	134 (66.3%)	152 (76.4%)
Mean (SD)	67.0 (33.31)	57.8 (31.69)
Median	57.5	43.0
Min, Max	27, 143	26, 148
25th quantile (95% CI)(2)	45 (43, 57)	36 (34, 40)
50th quantile (95% CI)(2)	84 (71, 100)	58 (50, 69)
75th quantile (95% CI)(2)	143 (141, 143)	126 (87, 146)
Comparison to Placebo(3) (Hazard ratio [95% CI]):	0.68 (0.54, 0.86) P=0.001

(1) Censored patients are the following: (1) patients who do not receive a repeat injection of SP-102 and (2) patients who discontinued the study prior to Week 20 without receiving a repeat injection.

(2) Quartiles are estimated using Kaplan-Meier estimation.

(3) A Cox proportional hazards model was utilized to test the treatment difference while adjusting for site and Pain Catastrophizing Scale (<30 or ≥30).

CI: confidence interval; ITT: intent-to-treat (randomized population); SD: standard deviation

Responder Analysis (Change from Baseline in Mean NPRS, Average Daily Pain in Affected Leg)(1) – ITT Population

	SP-102 N=202	Placebo N=199
30% reduction	88 (43.6%)	57 (28.6%)
Chi-Square	P=0.002
Logistic regression(2) (odds ratio [95% CI])	1.96 (1.28, 2.98) P=0.002
50% reduction	58 (28.7%)	41 (20.6%)
Chi-Square	P=0.060
Logistic regression(2) (odds ratio [95% CI])	1.58 (0.99, 2.52) P=0.055

(1) Patients that discontinued or have missing scores at Week Four were considered non-responders.

(2) Logistic regression models with treatment (SP-102 or placebo), site, and Pain Catastrophizing Scale group (<30 or ≥30), and baseline averaged daily pain score as factors were used to compare the treatment groups at each week.

CI: confidence interval; ITT: intent-to-treat (randomized population)

Interpreting Clinical Meaningfulness of SP-102 for the Treatment of LRP: a Post-Hoc Analysis of the CLEAR-1 Trial and a Systematic Review of Literature

Analgesic clinical trial studies performed to assess the efficacy of a pharmacological interventions produce results that require interpretation to fully understand their clinical meaningfulness. Commonly, these results are misinterpreted, with the most common source of confusion arising when the magnitude of group differences (typically between active and placebo) are conflated with the determination of the magnitude of improvement within subjects (as assessed by subjects and/or clinicians) that can be considered clinically important. Consequentially, substantial work by researchers, clinicians, and regulatory authorities has been done to establish consensus benchmarks for what constitutes clinically meaningful changes. The analgesic efficacy of SP-102 for the treatment of LRP was evaluated in the pivotal Phase 3 CLEAR-1 clinical trial. The objective of this post-hoc analysis was to interpret the clinical meaningfulness of the magnitude of group mean differences, based on consensus guidelines and benchmarks, of the

CLEAR-1 trial by comparing to efficacy data observed for other analgesic products, and to evaluate these effects in the context of overall safety.

Statistical analyses for efficacy endpoints from the CLEAR-1 trial were performed for the ITT population, which included all randomized subjects, and the mITT population, which included only subjects with fluoroscopic verification of successful injection. Group difference efficacy data are presented for the 4-week double-blind period (pre-specified and post-hoc analyses) and safety of single and repeat injections.

A systematic review was conducted and all available clinical trials studies for approved products for chronic low back pain (11 products) and any placebo-controlled trials studies that assessed the efficacy of off-label use of ESIs (4 studies) were collected and the GMDs and standardized effect sizes (“SES”) (Cohen’s D) were calculated for comparison with the results of the CLEAR-1 trial.

When the group mean difference (mITT: 1.08-point difference; ITT: 0.52) and SES (mITT: 0.68; ITT: 0.28) for the CLEAR-1 Trial are compared with those of other products known to be clinically meaningful analgesics for chronic low back pain, results for the ITT population were similar to those of the majority of other analgesics while the mITT population produced results greater than those of most (median of other products: group mean difference: 0.7- points; SES: 0.32); results were similar when compared against off-label ESIs (median group mean difference: 0.49; SES: 0.29). Similarly, when evaluating secondary endpoints with consensus clinically meaningful cutoffs (NPRS responder analyses, ODI, and Brief Pain Inventory — Pain Interference), statistically significant separation was observed for both populations.

Overall, these results support that SP-102 has a clinically meaningful effect in treating LRP based on assessment of group mean differences and SESs as recommended by consensus guidelines.

Phase 2 Repeat Dose Study — SP-102-03

We conducted an open-label, single-arm, pharmacodynamics (“PD”) and tolerability study of repeat epidural injections of SP-102 in patients with sciatica. We conducted this study to characterize repeat dose PD with respect to hypothalamic-pituitary-adrenal suppression using plasma cortisol levels, white blood cell count and blood glucose levels.

The study enrolled 19 subjects, of which 15 received repeat SP-102 epidural injections four to eight weeks after the initial injection. Four of the subjects did not experience recurrent pain and thus did not require a repeat injection. The daily average, current and worst pain in the affected leg and back showed continuous reduction throughout the 28-day observation period for both treatments. Based on a preliminary review of the results, SP-102 injections were generally well tolerated and there were no new unexpected adverse events observed.

Mean Percentage Change in Sciatica-Related Leg Pain as Measured by NPRS

Phase 1 Trial of SP-102 Compared to RLD—ES-1504

We conducted an open-label, single-arm, two-period, fixed sequential-dose study to evaluate the PK, PD and tolerability of SP-102 when administered by epidural injection. SP-102 was compared to intravenous dexamethasone sodium phosphate injection in subjects with lumbosacral radiculopathy. There were 12 subjects enrolled in this study, all of whom received SP-102 followed by the intravenous dexamethasone sodium phosphate injection (RLD) administered one month later. A RLD is an approved drug product to which new versions are compared to show that they are bioequivalent. The purpose of this study was to establish the pharmaceutical bridge between SP-102 and the RLD. The time to maximum serum concentration (“Tmax”) observed with the administration of SP-102 was four hours, compared to 15 minutes observed with intravenous dexamethasone. The PD parameters and tolerability profiles of both products were similar, and SP-102 did not prolong cortisol suppression time. SP-102 also maintained analgesic effects throughout a one-month observation period.

The overall systemic exposure of dexamethasone was similar, whether administered as SP-102 or injected intravenously, with a mean AUCinf of 0.916 µg*h/mL (observed with SP-102) compared to 0.943 µg*h/mL (observed with intravenously administered dexamethasone). Notably, there was a 16-fold increase in the Tmax following epidural injection of SP-102. The median Tmax was 4.00 hours for SP-102 compared to 0.25 hours for the comparison group. All 12 subjects with sciatica showed continuous reduction in back and leg pain during the one-month observation period following a single epidural injection of SP-102.

This study demonstrated that at an equivalent initial dose of dexamethasone, the systemic exposure to dexamethasone following epidural injection of SP-102 did not exceed the exposure following intravenous injection of the RLD. The PD effects, measured as white blood cell count, cortisol levels and glucose levels, as well as the tolerability profile, were similar between the two treatments. SP-102 injections were generally well tolerated and did not result in new unexpected side effects. We believe this trial supports a 505(b)(2) NDA, utilizing the known systemic safety of the FDA-approved RLD dose.

Toxicology Studies - Study Nos. 1014-1512 and 1014-2847

We conducted PK and toxicology studies in two non-rodent animal species to assess SP-102 administered via epidural and intrathecal routes with single and multiple dose regimens. Pharmacokinetically, a prolonged increase in the active dexamethasone metabolite was consistent with the extended residence time of the viscous gel formulation of SP-102 at the site of injection. There were no new unexpected toxicology findings apart from well-characterized toxicity findings commonly observed with administration of dexamethasone sodium phosphate. Based on these studies, we selected the 10mg dexamethasone in 2mL volume dose for our further clinical studies. This selection was endorsed by the FDA during our pre-IND meeting.

Preclinical Toxicology Study - UPD003-IS21

We conducted a preclinical toxicology study designed to simulate the accidental introduction of epidural steroids into arterial blood vessels providing blood supply to the spinal cord, which is a major cause of neurological complications associated with current administration of suspension steroids containing particulates. A 2 mL (10 mg of dexamethasone) injection of SP-102 was injected over one to two minutes into the vertebral artery of large animal species.

Pre- and post-dose angiography showed no remarkable changes and all animals survived for approximately 24 hours until euthanasia. The veterinary animal health report and the pathology report concluded there were no vascular, spinal cord or brain injuries associated with injection into the vertebral artery of the animals.

Hydrodynamic Study - SP-PC002

We conducted a hydrodynamic study of SP-102 in non-rodent animal species, which showed that epidural administration of SP-102 demonstrated an increased local residence half-life and a decreased flow from the injection site.

Hydrodynamic Study - SP-PC002 Epidural Injection Time Course: SP-102 Post-injection in 2 mL SP-102 (DSP 5 mg/mL; 1.25% HA) + 647 mg iohexol vs. Commercial DSP:

Intravascular Injection Study - SEM-005

We conducted a study to evaluate the accidental intravascular injection of SP-102 into the vertebral artery of non-rodent animals. There were no adverse clinical signs associated with the accidental intra-arterial injection of SP-102 following a 24-hour survival period.

Sales and Marketing

We intend to leverage the robust and integrated commercial infrastructure and dedicated sales force and sales management, marketing, medical affairs and managed care capabilities, manufacturing and general administration functions of our parent company, Scilex, to commercialize our current and future product candidates, if approved. Scilex has successfully launched three commercial non-opioid pain management products in the past five years by using its in-house sales force and an outsourced sales force, who typically bring strong, proven experience promoting a broad scope of pain management products, as our current and future product candidates are commercialized. Scilex’s sales representatives leverage their established relationships with pain management HCPs to call on over 6,000 target pain specialists, neurologists, and select health care providers and we believe these same call points that are providing treatment for sciatica could benefit from SP-102, if approved. Scilex’s marketing team has expertise in pain management and has already launched three products in the pain market, and we intend to leverage Scilex’s marketing expertise to launch SP-102. In connection with the closing of the Business Combination, we entered into the Transition Services Agreement with Scilex, pursuant to which we can utilize certain employees and other service providers of Scilex to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. During the transition period and leveraging Scilex’s infrastructure, we will be able to develop our own infrastructure with Scilex’s continued support and as we enter the final stages of development and pre-launch commercialization planning, we plan to increase the number of full time employees to strengthen our research and development, general administrative, manufacturing, regulatory and commercial functions. The term of the Transition Services Agreement is three years following the closing of the Business Combination, which we believe is sufficient time for us to develop our commercial infrastructure and other business functions. See the section titled “Risk Factors — Risks Related to Our Relationship with Scilex” elsewhere in this Annual Report.

We have created cross functional launch teams and developed a launch playbook to guide us towards a successful launch. The launch will be guided by the playbook activities and timelines briefly summarized below:

•
Patient journey: Learn how a patient moves through the disease state and how the patient is treated from the early to late stages of the disease.
•
HCP segmentation and profiling: Understand how to group physicians based on their prescription practices and other behaviors and factors that will influence their prescription practices.
•
Patient segmentation and profiling: Divide patients with sciatica into groups, according to gender, insurance type, state of disease, and any other factors that will help identify ways to increase SP-102’s utilization in each group of patients.
•
HCP and patient research: HCP research on how physicians treat sciatica, what are the unmet needs, what type of product physicians want to use to treat sciatica, and their expectations from the new product. Patient research provides us with information regarding how satisfied patients are with the current treatments, where the current treatments fall short, and their expectations on the new treatments.
•
Marketing conditioning campaign development: Determine how to condition the market, including by identifying the current short falls and unmet needs in current treatments, ways to highlight these prior to launch, and the expectations for the new treatments.
•
Product positioning: Position the product by highlighting physician feedback on the product (e.g., safety, efficacy and length of effectiveness).
•
Branded campaign development and testing: Develop key messages around the benefits of SP-102.
•
Campaign materials and temporary billing/coding reference guide: Develop materials for launch and promotion of SP-102 and develop billing codes guidelines for physicians to charge insurance for SP-102.
•
Omnichannel promotion material development: Develop promotion materials for various channels, ensuring a consistent message, design and tone. These materials could include materials to sales representatives, journal advertisement, direct communication to patient and congress materials.
•
Trade name submission to FDA: Submit the trade name to FDA prior to filing NDA.
•
OPDP submission strategy: Submit launch materials to FDA based on the approved prescribing label.
•
Packaging research: Conduct research on packaging methods with customers, including pharmacists, physicians, nurses, and people who handle the product, to ensure the packaging is convenient for those using SP-102.
•
Baseline/Pre-launch HCP ATU: Based on product profile messaging, discuss with physicians how they intend to prescribe the product to patients, what key messages resonate with them, and their awareness of SP-102. This is to determine which patients are fit to use the product. This is usually done prior to launch and every six to nine months thereafter for the first two to three years.
•
Quant demand study: Discuss with physicians anticipated patient demand for, and physician prescription of, SP-102 as well as dosage requirements. This information will help us develop an accurate forecast and plan for sufficient supply of the product.
•
Forecast refresh: Ongoing analysis of product demand, patient usage, physician feedback, reimbursement levels and other matters that may impact the use of SP-102 and update our forecast accordingly.

Clinical Development and Regulatory

Our clinical development team, which, as discussed above in further detail, consists of dedicated Scilex employees and contractors, includes in-house medical expertise and clinical development experts. The clinical development team works with our CRO to identify sites for clinical trials, support the investigator teams and develop publication plans for our product candidate. Additionally, the clinical development team also works with Key Opinion Leaders, professional societies and patient advocacy groups to educate on and support the appropriate use of pain therapeutics. Our clinical development team is responsible for determining registration or supportive studies, overseeing post-approval studies and supporting investigator-sponsored trials. Our regulatory team includes in-house and consultant regulatory professionals as well as ex-FDA regulatory expert advisors. We contract external regulatory group for publishing and performing submissions to the FDA and other regulatory agencies, including Health Canada.

Manufacturing and Supply Chain

We currently contract with third parties for the manufacture, assembly, testing, packaging and storage of our product candidate. Our technical team has extensive pharmaceutical development, manufacturing, analytical, quality and distribution experience and is qualified and capable of managing manufacturing and supply chain operations. Our Quality System, Standard Operating Procedures and contract manufacturing organizations (“CMOs”) comply with cGMP and regulatory requirements. We selected our CMOs for specific competencies having met our development, manufacturing, quality and the FDA regulatory requirements. These CMOs manufacture our clinical supplies and commercial batches. We currently have no plans to build our own manufacturing or distribution infrastructure.

As clinical trial development progresses forward, we will continue to explore both internal capabilities as well as deepening and expanding external relationships to ensure we meet our manufacturing requirements.

SP-102 is a Phase 3 sterile dexamethasone sodium phosphate injectable viscous gel drug product containing dexamethasone sodium phosphate equivalent to 10 mg dexamethasone in a pre-filled glass syringe with a 2 mL deliverable volume. SP-102 also contains sodium hyaluronate, which is a novel, biocompatible, viscosity- enhancing excipient and is listed in the European Pharmacopeia. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2028. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. SP-102 is manufactured by a single-source manufacturer, which supports the clinical development, including the completed Phase 3 clinical trial of SP-102. In March 2022, we announced final results of the Phase 3 clinical trial, satisfying the primary and key secondary endpoints. The manufacturing process is proprietary and includes trade secrets.

We plan to engage our existing contract manufacturer, Lifecore, for the commercial production of SP-102, if approved. See the section of this Annual Report titled “Business — Material Agreements — Lifecore Master Services Agreement” for additional information regarding the manufacturing of our SP-102 product.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the pain management market makes it an attractive therapeutic area for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology and specialty pharmaceutical companies. Many of these companies have drug product pipelines, readily available capital, and established research and development organizations.

SP-102, if approved, has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. While there are currently no FDA-approved ESIs indicated for the treatment of sciatica, we are aware of certain non-steroid product candidates in development. SP-102, if approved, will compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants, anticonvulsants and surgical procedures. Procedures may include nerve blocks and transcutaneous electrical nerve stimulations. We may also face indirect competition from the off-label and unapproved use of branded and generic injectable steroids.

We expect that the market will become increasingly competitive in the future. Many of our competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in: developing product candidates and technologies, undertaking preclinical studies and clinical trials, obtaining the FDA and other regulatory approvals of product candidates, formulating and manufacturing product candidates and launching, marketing and selling product candidates.

Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies or generic or biosimilar pharmaceutical manufacturers may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our commercial opportunity could be reduced or eliminated if our competitors succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we are currently developing or that we may develop. If approved, our product candidates will face competition from commercially available drug products as well as drug products that are in the development pipelines of our competitors and later enter the market.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do.

The key competitive factors affecting the success of SP-102 are likely to be its clinical benefit, durability, tolerability, price, intellectual property protection, and the availability of reimbursement from government and other third-party payors.

Material Agreements

Securities Purchase Agreement (the “PIPE SPA")

On August 20, 2025, we and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. As of December 31, 2025, the transaction has not closed and accordingly, shares have not been issued and funds have not been received. As the transaction did not close on or before December 31, 2025, the nonbreaching party has an option to terminate the PIPE SPA without liability.

Additionally, in connection with the PIPE SPA, we are obligated to pay a cash financing service fee of 7% of the received investment funds.

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, we entered into the Semnur/Biconomy SPA with Biconomy PTE.LTD (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, we agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s respective aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. As of December 31, 2025, the transaction has not closed and accordingly, shares have not been issued and funds have not been received. As the transaction did not close on or before December 31, 2025, the nonbreaching party has an option to terminate the Semnur/Biconomy SPA without liability.

Promissory Notes

As of December 31, 2025, we have promissory notes totaling $3.5 million, all of which are due in less than a year.

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

Lifecore Master Services Agreement

On January 27, 2017, Legacy Semnur entered into a Master Services Agreement (as amended, the “Lifecore Master Services Agreement”), with Lifecore Biomedical, LLC (“Lifecore”). Pursuant to the Lifecore Master Services Agreement, Lifecore is responsible for clinical trial material manufacturing and development services for SP-102 as set forth in each separate statement of work. For the purposes of Lifecore’s development and clinical trial material manufacturing obligations, Legacy Semnur granted Lifecore a nonexclusive, worldwide and royalty-free license under our owned or controlled intellectual property rights necessary to manufacture SP-102, without additional right, title or interest in our intellectual property. The Lifecore Master Services Agreement expires on December 31, 2028, unless terminated earlier in accordance with the terms of such agreement, or unless renewed further by the parties.

The foregoing is a summary of the material terms of the Lifecore Master Services Agreement and the amendments thereto in the forms filed as exhibits to this Annual Report. You should read the form of the agreement and its amendments for a complete understanding of all of their respective terms.

Legacy Semnur Merger Agreement

On March 18, 2019, Legacy Semnur was acquired by Scilex pursuant to an Agreement and Plan of Merger with Semnur (as amended, the “Legacy Semnur Merger Agreement”),

Pursuant to the Legacy Semnur Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex agreed to pay the former holders of Legacy Semnur’s capital stock up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones (which amount is expected to be charged back to us through an intercompany arrangement), comprised of a $40.0 million payment that will be due upon obtaining the first approval of a NDA of our product by the FDA and additional payments that will be due upon the achievement of certain amounts of net sales of our products, as follows: (i) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of our product, (ii) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of our product, (iii) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of our product, and (iv) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of our product. To date, none of the foregoing payments have been triggered.

The foregoing is a summary of the material terms of the Legacy Semnur Merger Agreement (including the amendment thereto) in the forms filed as exhibits to this Annual Report. You should read the Legacy Semnur Merger Agreement (including the amendment thereto) for a complete understanding of all of their respective terms.

Shah Assignment Agreement

On August 6, 2013, Legacy Semnur entered into an Assignment Agreement (the “Shah Assignment Agreement”) with Shah Investor LP (“Shah Investor”). Pursuant to the Shah Assignment Agreement, Shah Investor assigned to Legacy Semnur the patents, know-how and other intellectual property related to pharmaceutical compositions of corticosteroids.

In consideration of the license and rights granted by Shah Investor, Legacy Semnur agreed to pay royalties (i) at the rate of 1.5% of the Net Sales for Annual Net Sales (each as defined therein) up to $250.0 million and (ii) at the rate of 2.5% of the Net Sales for Annual Net Sales of $250.0 million and above, subject to certain adjustments as set out in the Shah Assignment Agreement. Such royalties payment for a given calendar quarter shall be due and payable on the date the royalty report for such quarter is due under the Shah Assignment Agreement. To date, none of the foregoing payments have been triggered.

The Shah Assignment Agreement continues in full force and effect on a country-by-country and product-by-product basis until royalties are no longer due on such product under the agreement.

The Shah Investor is not related to Jaisim Shah, our Chief Executive Officer, and Jaisim Shah has no direct or indirect material interest in the Shah Assignment Agreement.

The foregoing is a summary of the material terms of Shah Assignment Agreement in the form filed as an exhibit to this Annual Report. You should read the Shah Assignment Agreement for a complete understanding of all of its terms.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our novel adhesion and delivery technology, inventions, improvements and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates, their methods of use and processes for their manufacture, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our novel adhesion and delivery technology, platforms and product candidates.

Generally, patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, the patent term can be adjusted to recapture a portion of delay by the U.S. PTO in examining the patent application or extended to account for term effectively lost as a result of the FDA regulatory review period, or both. We cannot provide any assurance that any patents will be issued from our pending or future applications or that any patents will adequately protect our product or product candidates.

Our patent portfolio, consisting of owned and/or licensed IP as of December 31, 2025 contains approximately seven issued and unexpired U.S. patents and two pending U.S. patent applications. Our portfolio also includes certain foreign counterparts of these patents and patent applications including in most major international markets.

With respect to our product candidate SP-102, the patents and patent applications that we own include formulations and methods of treatment. The patents are U.S. Pat. Nos. 10,500,284, 10,117,938, and 11,020,485, all of which expire in 2036. We continue to seek to maximize the scope of our patent protection for all our programs.

We believe that we have certain know-how and trade secrets relating to our technology and product candidate. We rely on trade secrets to protect certain aspects of our technology related to our current and future product candidate. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, service providers, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks, Trade Secrets and Other Proprietary Information

We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own pending trademark applications for “SEMNUR PHARMACEUTICALS” and “SEMDEXA” in the United States.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, we rely on trade secret protection and confidentiality agreements to protect our interests. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we will own all inventions conceived by the individual in the course of rendering services to us.

SP-102 benefits from our substantial intellectual property portfolio and other technical barriers to entry for potential competitors. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. Our complex manufacturing process, specialized equipment and know-how for sterile viscous product candidates are also key to our competitive edge. We believe that our competitors will be required to conduct lengthy and costly preclinical and clinical trials to establish products with comparable tolerability profiles and clinical benefit to SP-102.

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local levels, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are marketing and developing. SP-102 and any other product candidate that we develop must be approved by the FDA or otherwise authorized for marketing before they may be legally marketed in the United States and by the corresponding foreign regulatory agencies before they may be legally marketed in foreign countries. The processes for obtaining marketing approvals, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant or its products to a variety of administrative or judicial sanctions, such as imposition of a clinical hold, the FDA’s refusal to approve pending applications, withdrawal of an approval, inspection scrutiny, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, or reimbursements, restitution, disgorgement of profits or other civil or criminal penalties. The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies according to GLPs or other applicable regulations;
•
submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;
•
approval by an IRB covering each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials according to the laws and regulations pertaining to the conduct of human clinical trials, collectively referred to as GCP requirements to establish the safety and efficacy of the proposed drug product for its proposed indication;
•
submission to the FDA of an NDA or other marketing application, for a proposed new drug product, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacturing and quality controls, as well as proposed labeling for the drug candidate;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection (“PAI”) of the manufacturing facility or facilities where the drug substance, drug product, packaging components and device are produced to assess compliance with the FDA’s cGMP requirements to assure that the facilities, manufacturing, methods and controls are adequate to preserve the drug product’s identity, strength, quality and purity;
•
potential FDA audit of the preclinical study and clinical trial sites that generated the data in support of the NDA; and
•
FDA review and approval of the NDA prior to any commercial marketing, sale, distribution or shipment of the drug product.

Before testing novel compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage, also referred to as preclinical studies. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug product candidate. The conduct of the preclinical studies must comply with federal laws and requirements including GLPs. The IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, and any available clinical data or literature, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug product candidate at any time before or during clinical trials due to safety concerns, non-compliance, or for additional reasons. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy subjects or patients with the target disease under the supervision of qualified investigators, generally physicians not employed by the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, subject selection and exclusion criteria, dosing procedures, and the parameters to be used to collect data and to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and investigators for suspected adverse reactions that are serious and unexpected and other safety-related findings. Clinical trials must be conducted in accordance with applicable statutes, the FDA’s regulations and GCP requirements. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to and signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed. In some instances, additional oversight boards, such as a data safety monitoring board, are required to evaluate interim data and determine whether a study should continue or be modified or terminated.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee (IEC) and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary. Information about many clinical trials is required to be publicly reported on www.ClinicalTrials.gov or similar databases.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The drug product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted only in patients having the specific disease.
•
Phase 2. The drug product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule for patients having the specific disease.
•
Phase 3. The drug product is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the safety and efficacy of the product for potential approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Generally, at least two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. In some cases, the FDA may approve a drug product based on the results of a single adequate and well-controlled Phase 3 trial for excellent design and which provided highly reliable and statistically strong evidence of important clinical benefit. The FDA’s decision to approve a drug product using the results of a single adequate and well-controlled Phase 3 trial depends both on the quality and quantity of the evidence and considers trial design, trial endpoints, and statistical methodologies, as well as the availability of other confirmatory evidence or reliance on a previous finding of effectiveness of an approved drug when scientifically and legally permissible.

The Company’s planned NDA application for SP-102 will not seek approval based on the results of a single adequate and well-controlled Phase 3 trial. The Company initiated Phase 3 CLEAR 2 trial in September 2025 (as described in more detail elsewhere in this Annual Report under the section titled “Business — Our Company”).

Post-approval studies, also referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as part of the approval process.

Progress reports detailing the status of drug product development and results of the clinical trials must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for suspected adverse reactions that are serious and unexpected (including increased rate of occurrence of such adverse reactions), findings from other studies that suggest a significant risk in humans exposed to the drug product, or any findings from tests in laboratory animals that suggests a significant risk for human subjects or patients. Phase 1, Phase 2 and Phase 3 clinical trials may not yield positive results, or may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug product has been associated with unexpected serious harm to study subjects.

During the development of a new drug product, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, the end of Phase 3 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the Phase 3 clinical trials or manufacturing process validation and testing and their pre-NDA meeting to discuss the data that they believe will support approval of the new drug product.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug product as well as validate a process for commercial manufacturing the drug product in accordance with cGMP requirements. The commercial manufacturing process must be capable of consistently and continuously producing quality batches of the drug product candidate and, among other things, the manufacturer must develop appropriate methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug product candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical trials for the claimed indications are incorporated into an NDA requesting approval to market the product. The application may include both negative or ambiguous results of preclinical trials as well as positive findings.

In addition, proposed labeling and descriptions of the manufacturing process and controls, analytical tests conducted on the chemistry of the drug product, proposed labeling and other relevant information are required to be submitted to the FDA as part of an NDA. The submission of an NDA is subject to the payment of substantial user fees and a waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for the specified indication(s), and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the product’s safety and efficacy to the satisfaction of the FDA. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of 10 months from the date of “filing” of a standard, original NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

After the NDA is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP requirements. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA conducts its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time-consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

During the drug product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the drug product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

Before approving an NDA, the FDA will generally inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug product with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, referred to as Phase 4 testing, which involves clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA administers a number of different programs that enable the agency and sponsors in various ways to expedite the development or agency review of a new drug product. Among these, the FDA has a fast track designation that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. New drug products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. As an example of the modified processes available to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug product designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of other NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require that a sponsor of a drug product receiving accelerated approval perform additional adequate and well-controlled post-marketing clinical trials. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product approved under the accelerated approval pathway. FDA has issued draft guidance that proposes criteria it will evaluate to determine if a trial is underway, including whether enrollment in the trial has been initiated. Since the FDORA amendments, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval pre-use submission of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act established a category of drug products referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek the FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug product if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work with the sponsor to expedite the development and review of such drug product.

With passage of the 21st Century Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Pediatric Trials

Under the Pediatric Research Equity Act, a marketing application for a drug or biological product for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The FDA and the sponsor must reach agreement on the PSP. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct or a justification for not including certain required information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may grant deferrals for the development and submission of pediatric data or full or partial waivers after the initial submission of a PSP.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown risks or problems with a product may result in labeling changes, restrictions on the product or even complete withdrawal of the product from the market. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug product manufacturers and other entities involved in the manufacture and distribution of approved drug products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences or quality issues with the product, providing the FDA with updated safety and efficacy information, satisfaction of post-approval requirements or commitments, product sampling and distribution requirements, tracking and tracing requirements and complying with FDA promotion and advertising requirements. These promotion and advertising requirements include, among other things, standards for direct-to-consumer advertising, prohibitions against promoting drug products for uses, or in patient populations, that are not described in the drug product’s approved labeling, which is known as “off-label use,” rules for conducting industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with post-approval requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drug products for off-label uses, manufacturers may not market or promote such off-label uses. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant, manufacturer or product to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Hatch-Waxman Amendments

Section 505 of the FDCA describes three types of NDAs that may be submitted to request marketing authorization for a new drug product, the first being a 505(b)(1) NDA. A 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. A 505(b)(2) NDA likewise contains full reports of investigations of safety and effectiveness relevant to a product, but where at least some of the information required for approval comes from studies not conducted by or for the applicant, and for which the applicant has not obtained a right of reference. This regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product (the “listed drug”), or published literature, in support of its application. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the listed product has been approved, or for any new indication sought by the 505(b)(2) applicant.

Section 505(j) establishes an abbreviated approval process for generic versions of approved drug products through the submission of an abbreviated new drug product application (“ANDA”). An ANDA generally provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form, and with the same labeling and route of administration as the listed drug product and has been shown to be bioequivalent to the reference listed drug product. ANDA applicants are required to conduct bioequivalence testing to confirm chemical and therapeutic equivalence to the branded reference drug product. Generic versions of drug products can often, and sometimes must, be substituted by pharmacists under prescriptions written for the branded reference drug product.

In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA at least one of the following (1) no patent information on the drug product that is relied upon by the ANDA or 505(b)(2) NDA (known as the reference drug product) has been submitted to the FDA;

(2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the drug product for which the ANDA or 505(b)(2) NDA is submitted. This last certification is known as a Paragraph IV Certification. If the NDA holder for the reference drug product or patent owner(s) asserts a patent challenge to the Paragraph IV Certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the Paragraph IV Certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug product sponsor’s or patent owner’s decision to initiate patent litigation.

In addition to, and distinct from the patent protection provisions, the Hatch-Waxman Amendments establish periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug product. For example, the holder of an NDA may obtain five years of exclusivity upon approval of a new drug product containing a new chemical entity that has not been previously approved by the FDA. The Hatch-Waxman Amendments also provide three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for drug products that include the innovation that required the new clinical data, but generally allows the approval for non-protected characteristics and labeling.

Third-Party Payor Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, sales of a product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. Third-party payors include government payor programs at the federal and state levels, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. In the United States, the principal decisions about reimbursement for new drug products are often made by the Centers for Medicare and Medicaid Services (CMS), an agency within the Department of Health and Human Services (HHS). CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for products exists among third-party payors. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication, and which can change over time. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs, in order for the company’s products to be considered as a formulary option. Nonetheless, product candidates may not be considered by individual payors to be medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that a preferred formulary position or an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drug products. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as our products and the product candidates that we are developing and could adversely affect our net revenue and results. See the discussion below under “U.S. Healthcare Reform”, and regarding the Inflation Reduction Act for further information.

Different pricing and reimbursement schemes exist in other countries. In the European Economic Area (“EEA”) (which is currently comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some countries in the EEA operate positive and negative list systems under which some medicinal products are selected for coverage (positive list) and others are explicitly listed as excluded from reimbursement (negative list). To obtain reimbursement or pricing approval, some of these EEA countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product to currently available therapies. Other EEA countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drug products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our products.

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act (the “ACA”) was enacted, which is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (1) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (2) prescribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drug products that are inhaled, infused, instilled, implanted or injected, (3) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (4) established annual nondeductible fees on manufacturers of certain branded prescription drug products, apportioned among these entities according to their market share in certain government healthcare programs, (5) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drug products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drug products to be covered under Medicare Part D, (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (7) expanded the entities eligible for discounts under the 340B Public Health Service Act program, (8) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (9) established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug product spending.

Since its enactment, there have been judicial, Congressional and Administrative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, legislation affecting the implementation of certain taxes under the ACA has been signed into law. The TCJA included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owned by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is unclear how additional healthcare reform measures of the Trump or subsequent administrations or other efforts, if any, to modify or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs. Any health care reform measures will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or other policy or the impact of potential legislation or other policy on us.

Other legislative and administrative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. For example, the Budget Control Act of 2011, among other things, in connection with subsequent legislation, reduced Medicare payments to providers, on average, by 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2032. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may impact the ability of relevant agencies to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022, which among other things, contains two specific provisions affecting pricing for drug products and biologics. The first provision allows for CMS to negotiate prices for certain single-source drug products and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drug products paid for by Medicare Part D starting in 2026, followed by 15 Part D drug products in 2027, 15 Part B or Part D drug products in 2028, and 20 Part B or Part D drug products in 2029 and beyond. The legislation subjects drug product manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug product expenses at $2,000. The second provision imposes a requirement that pharma manufacturers provide a rebate to Medicare, if the manufacturer increases price at a rate higher than the measured inflation rate. Medicaid has had a rebate program for several years, but Medicare did not. The intent is to limit price increases. The new rebate applies to drug products covered by Medicare under Part B or Part D. Various industry stakeholders, including pharmaceutical companies, have lawsuits pending against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases, but certain of these cases continue to be appealed. The current Administration has also issued public statements and other executive orders about its commitment to lowering the cost of prescription drugs and has sought additional voluntary agreements to reduce drug pricing from certain pharmaceutical manufacturers. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, states appear interested in public policy designed to encourage drug product importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and FDA has taken steps to facilitate such states in initiating such programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, various activities, including but not limited to sales, marketing and scientific/educational grant programs, must comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the federal False Claims Act and similar state laws, each as amended. Failure to comply with such requirements could potentially result in substantial penalties to us. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend against enforcement or litigation, in light of the fact that there is significant enforcement interest in pharmaceutical companies in the United States, and some of the applicable laws are quite broad in scope.

The federal Anti-Kickback Statute prohibits any person, including a pharmaceutical manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.

The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payor, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment of government funds, or knowingly makes, uses, or causes to be made or used a false statement material to a false or fraudulent claim, or knowingly conceals or knowingly and improperly avoids, or decreases an obligation to pay money to the government. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Some of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price (“AMP”), improper promotion of off-label uses

(i.e., uses not expressly approved by the FDA in a drug product’s label), and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

The healthcare fraud provisions under the U.S. federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third-party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

We may be subject to, or our marketing activities may be limited by, data privacy and security law and regulation promulgated by both the U.S. federal government and the U.S. states in which we conduct our business. For example, under HIPAA, the U.S. Department of Health and Human Services imposes upon “covered entities” (broadly, healthcare providers, health plans and healthcare clearinghouses) and their respective “business associates” (individuals or entities that create, receive, maintain or transmit protected health information on behalf of a covered entity) the HIPAA Privacy and Security Rules which include privacy obligations; requirements to implement appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity, and security of electronic protected health information; and breach response notification obligations. Although we are neither a covered entity nor business associate, and therefore not subject to the HIPAA Privacy and Security Rules, we must monitor developments with these requirements for changing obligations that may apply to us. The FTC also requires companies to take appropriate steps to keep consumers’ personal information secure and to make accurate statements regarding how they secure personal information under their custody or control, such as in a privacy notice. The FTC also expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve data security and reduce vulnerabilities. Individually identifiable health information, which we process, is considered sensitive data that merits stronger safeguards. Violations of the foregoing FTC requirements may constitute unfair or deceptive acts or practices under Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to bring enforcement actions based on the FTC’s interpretation of public privacy statements. Further, events that we cannot fully control, such as data breaches, may also result in civil penalties, FTC enforcement or enforcement by U.S. state attorneys general or other regulators. Various U.S. states have implemented privacy laws and regulations that regulate the use and disclosure of health information and other personal information. For example, the CCPA, established a privacy framework for covered businesses by, among other items, expanding the definition of personal information, establishing new data privacy rights for consumers who are California residents, imposing rules on the collection of personal information from minors, and creating a statutory damages framework for violations of the CCPA, including for failure to implement reasonable security procedures and practices to prevent data breaches. Penalties for violations of the CCPA include civil penalties and may result in related legal claims. The CPRA, most provisions of which became operative on January 1, 2023, introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency. Several other states have implemented similar consumer privacy laws that took effect in the past year or will take effect in the near future. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes requirements specific to consumer health data. The foregoing U.S. state privacy laws impose many similar obligations as the CCPA on our processing of personal information. Other U.S. states are considering similar privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas. The uncertainty, ambiguity, complexity, and potential inconsistency surrounding the implementation and interpretation of the CCPA and other enacted or forthcoming U.S. state privacy laws exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal information and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

Our activities outside of the U.S. implicate local, state, provincial, and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. Such laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to remediate issues caused by such breaches. Compliance with these laws is challenging, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drug products, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition to this federal requirement, a number of individual states and foreign jurisdictions require detailed reporting and often public disclosures concerning transfers of value to physicians, other health care providers and family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

Compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships.

Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and prohibiting certain other sales and marketing practices. These laws may affect our sales, marketing and other promotional activities by imposing administrative burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Where our activities involve foreign government officials, they may also potentially be subject to the FCPA. If we seek to have a product paid for with federal funds under the Medicaid programs or Medicare Part B, various obligations, including government price reporting, are required under the Medicaid rebate provisions of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended, which generally require products to be offered at substantial rebates/discounts to such programs and certain purchasers. Government price reporting may also be required with respect to average sales price, which serves as the basis of reimbursement under Medicare Part B. In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Many of our current as well as possible future activities are potentially subject to federal and state consumer protection and unfair competition laws. We must also comply with laws that require clinical trial registration and reporting of clinical trial results on the publicly available clinical trial databank maintained by the National Institutes of Health (“NIH”) at www.ClinicalTrials.gov. We are subject to various environmental, health and safety regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous substances. From time to time, and in the future, our operations may involve the use of hazardous materials.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, integrity oversight and reporting obligations to resolve allegations of non-compliance, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to HCPs.

U.S. Marketing Exclusivity

Hatch-Waxman Exclusivity. Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. If the new drug product is a new chemical entity subject to an NDA, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug product is a new chemical entity if the FDA has not previously approved any other new drug product containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. This definition is currently under FDA review. During the exclusivity period, the FDA may not accept for review an ANDA or a Section 505(b)(2) NDA submitted by another company for another version of such drug product where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, such as new indications, dosages or strengths of an existing drug product. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drug products containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to any existing exclusivity period or patent term. This six-month exclusivity may be granted by the FDA based on the completion of a pediatric clinical trial in accordance with provisions of the FDCA.

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, pricing and reimbursement, anti-bribery, advertising and promotion, data privacy and security and any commercial sales and distribution of our future products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials.

In the EEA, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with the EU Clinical Trials Directive 2001/20/EC (the “Clinical Trials Directive”) and the related national implementing provisions of the relevant individual EEA country’s requirements, the clinical trial described in that CTA may proceed.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (the “Clinical Trials Regulation”) was adopted. The Clinical Trials Regulation entered into force on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EEA countries, repealing the prior Clinical Trials Directive. The new Clinical Trials Regulation allows a sponsor to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date, i.e. January 31, 2022. The transition period for the trials ongoing at the moment of applicability will be a maximum of three years after the date of application of the Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts.

For other countries outside of the EEA, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origins in the Declaration of Helsinki.

In the EEA, medicinal products can be commercialized only after obtaining a Marketing Authorization (“MA”). There are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the EMA. If the EMA issues a positive opinion, the European Commission will grant a centralized marketing authorization that is valid in all EEA countries.

The “centralized” procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The “centralized” procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

There is also a “decentralized” procedure allowing companies to file identical applications to several EEA countries simultaneously for product candidates that have not yet been authorized in any EEA country and a “mutual recognition” procedure allowing companies that have a product already authorized in one EEA country to apply for that authorization to be recognized by the competent authorities in other EEA countries. Under the “decentralized” procedure, an identical dossier is submitted to the competent authorities of each of the EEA countries in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other EEA countries do not raise objections, the product is authorized in all the EEA countries where the authorization was sought. Before granting the MA, the EMA or the competent authorities of the EEA countries make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

In many countries outside the United States, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of a MA. Many EEA countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EEA countries will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some EEA countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EEA countries, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EEA country, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EEA countries. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EEA countries, although the HTA Regulation, which aims to harmonize the clinical benefit assessment of HTA across the EEA, will apply from January 12, 2025. If we are unable to maintain favorable pricing and reimbursement status in EEA countries that represent significant markets, our anticipated revenue from and growth prospects for our products in the EEA could be negatively affected.

Outside the United States, interactions between pharmaceutical companies and physicians are also governed by strict laws, such as national anti-bribery laws of EEA countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

In the EEA, the advertising and promotion of our products are subject to laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EEA. Other applicable laws at the EEA level and in the individual EU Member States also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of our products to the general public and to health care professionals. Violations of the rules governing the promotion of medicinal products in the EEA could be penalized by administrative measures, fines and imprisonment.

In addition to data privacy and security regulations in the United States, we may be subject to, or our marketing activities may be limited by, data privacy and security regulations in the EEA, Switzerland, or the United Kingdom (“UK”), where the legislative and regulatory landscape continues to evolve. There has been increased regulator attention to privacy and data security issues that could potentially affect our business, including through legislation such as the EEA GDPR (as defined below) and UK GDPR, which each imposes strict obligations on the processing of personal data, including the transfer of personal data from the EEA, Switzerland, or UK to third countries that the European Commission has determined does not ensure an adequate level of protection, such as the United States. If we violate the GDPR, we may face significant penalties of up to EUR 10,000,000 or 2% of our total worldwide annual turnover, or for more serious violations, up to EUR 20,000,000 or 4% of our total worldwide annual turnover.

The GDPR and other EEA and UK data privacy and security regulations generally restrict the transfer of personal data from the EEA, UK and Switzerland, to the United States and certain other third countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards on which companies may rely to import or export personal data from had been the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (the “CJEU”) in a case known as “Schrems II.” Following this decision, the Swiss Federal Data Protection and Information Commissioner (the “FDPIC”) announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to third countries that are deemed as not providing adequate protection, including the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a compliance mechanism for Swiss-U.S. data transfers.

The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on the Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board (the “EDPB”) would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a lawful “transfer mechanism.” However, the draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that any combination of such measures may not be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data “in the clear” to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is “necessary and proportionate in a democratic society”—which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the U.S. Foreign Intelligence Surveillance Act applies). Further, the UK Information Commissioner’s Office has provided for separate international data transfer mechanisms for restricted transfers of data from the UK: an international data transfer agreement (the UK equivalent of the EU Standard Contractual Clauses) (“IDTA”) and an international data transfer addendum (which amends the EU Standard Contractual Clauses for purposes of international data transfers from the UK to countries without an essentially equivalent data protection framework) (the “Addendum”). Both the IDTA and the Addendum came into force in March 2022.

If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA, Swiss, or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to EU data privacy and security laws; and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2025, we have 10 full time employees, including three employees who have M.D.s or Ph.D.s As a majority owned subsidiary of Scilex, we have been dependent upon the services provided by Scilex’s employees, including the equivalent of three Scilex employees and 12 Scilex contractors providing full time services to us as of December 31, 2025. We expect that those employees of Scilex will devote a portion of their time to our business and affairs on an ad hoc basis as necessary to manage and conduct our operations. As of December 31, 2025, Scilex has 28 full-time employees, including three employees who have M.D.s or Ph.D.s. Within that workforce, four employees were primarily engaged in research and development, seven were primarily engaged in sales and marketing and 17 were primarily engaged in general management and administration. None of Scilex’s employees are represented by labor unions or covered by collective bargaining agreements.

In connection with the closing of the Business Combination, we entered into the Transition Services Agreement with Scilex, pursuant to which we can utilize certain employees and other service providers of Scilex to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. Transition services provided by Scilex will be on a cost plus 10% basis, provided that the service fees will not exceed $2.0 million per annum until all payments under that certain senior secured promissory note issued by Scilex to Oramed Pharmaceuticals Inc. (“Oramed”) in September 2023 in the principal amount of $101.9 million (the “Scilex-Oramed Note”) have been paid in full in cash, and we will reimburse Scilex for its out of pocket fees, costs or expenses. During the transition period, we plan to engage and increase full-time employees to support our research and development, general administrative, manufacturing, regulatory and commercial functions as we enter the final stage of development and pre-launch commercialization planning. The term of the Transition Services Agreement is three years following the closing of the Business Combination, which we believe is sufficient time for us to develop our commercial infrastructure and other business functions.

Our Corporate History

We were incorporated under the name “Denali Capital Acquisition Corp.” on January 5, 2022 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On September 22, 2025, in connection with the Business Combination, we changed our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. On September 22, 2025, we changed our name to “Semnur Pharmaceuticals, Inc.”

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation.

Additionally, we are currently a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Semnur. We maintain an Internet website at www.semnurpharma.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the following risk factors, as well as the other information set forth in this this Annual Report, including matters addressed in the section of this Annual Report titled “Cautionary Note Regarding Forward-Looking Statements”. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial. The following discussions should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements included therein.

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

Risks Related to Cryptocurrency

•
The Company intends to use the net proceeds of the Biconomy SPA, which as of the date of this Annual Report has not closed and will be paid in Bitcoin, to fund investments in other companies. The price of Bitcoin will likely continue to be highly volatile, which could cause the Company’s share price to significantly fluctuate.
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

If we cannot successfully execute any one of the foregoing, our business may not succeed or become profitable. Since our inception, we have incurred significant net losses. For the years ended December 31, 2025 and 2024, we had net losses of $160.4 million and $4.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $275.8 million. For the foreseeable future, we expect to continue to incur significant expenses related to the research and development of our product candidate, SP-102. We expect to incur substantial losses for the foreseeable future and may never become profitable.

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

As of December 31, 2025, our cash and cash equivalents were $20 thousand and we had an accumulated deficit of $275.8 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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
•
the potential requirement to reimburse Scilex for up to an aggregate of $280.0 million in respect of milestone payments under the Legacy Semnur Merger Agreement (as defined below) through an intercompany arrangement between Scilex and Semnur, which arrangement is not currently in place (see section titled “Legacy Semnur Merger Agreement” under Note 4 of our consolidated financial statements included elsewhere in this Annual Report for more information);
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

If we do not generate cash flow from operations sufficient to pay our debt service or other obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt and fund other obligations will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. See section titled “Liquidity and Going Concern” under Note 1 of our consolidated financial statements included elsewhere in this Annual Report, for a discussion regarding our ability to continue as a going concern.

Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

In section titled “Liquidity and Going Concern” under Note 1 of our consolidated financial statements included elsewhere in this Annual Report, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2025, which stated that substantial doubt existed about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $275.8 million as of December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the past, we have identified material weaknesses in our internal control over financial reporting. Any material weakness may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

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

Such material weaknesses related to ineffective control activities in the areas of preparation of the carve-out financial statements and stock-based compensation expense. As a result of the material weaknesses, we implemented remediation measures including, but not limited to, performing a comprehensive assessment of the control environment in order to design and implement additional preventive and/or detective review controls as well as hiring additional personnel with sufficient accounting expertise to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. Any potential material misstatements were identified and corrected as audit adjustments in the applicable periods.

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

Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, solely from Genzyme Corporation (“Genzyme”) pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2028. There is no guarantee that we will be able to commence a commercial launch of SP-102 in 2028 or ever, as any such launch would be subject to regulatory approval, which we may not receive.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial procedures and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidate, the development timeline and regulatory approval and commercialization prospects for our only product candidate, and, correspondingly, our business and financial prospects would be negatively impacted. A Phase 3 trial was completed for SP-102 for the treatment of sciatica and the second Phase 3 trial was initiated in September 2025. We may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of such clinical trials in a way that leads to our obtaining marketing approval for our product candidate in a timely manner, or at all. Our clinical trials may produce negative or inconclusive results, and, in the future, we may decide, or regulators may require us, to conduct additional clinical trials and preclinical studies in addition to those we have planned.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our current or future product candidates. In the clinical trials we conduct with our current or future product candidates, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused or was associated with these conditions. In addition, it is possible that, as we test our clinical products in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trial.

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

In addition, there are risks associated with large-scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMP, lot consistency and timely availability of raw materials. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition and results of operations.

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

As of December 31, 2025, we have 10 full-time employees, including three employees who have a M.D. or Ph.D. As a subsidiary of Scilex, we have been dependent upon the services provided by Scilex employees. As of December 31, 2025, Scilex has 28 full-time employees, including three employees who have M.D.s or Ph.D.s. We will need to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

Moreover, the current administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi- lateral trade agreements and treaties with foreign countries. In addition, the current administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the current administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. Although the current Administration has not yet implemented tariffs on pharmaceuticals, there can be no assurance that it will not implement such tariffs in the future. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business.

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

In addition, Russia’s invasion of Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The escalation in October 2023 of the conflict between Israel and Hamas and U.S. military intervention in Venezuela also could cause disruptions to global economic conditions and affect the stability of those regions. It is not possible to predict the broader consequences of these ongoing conflicts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing U.S. macroeconomic conditions and financial markets, all of which could impact the business, financial condition, and results of operations of the Company as well as our ability to raise capital. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business, financial condition and results of operations. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities in 2020.Additionally, the current administration announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. For example, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. If a prolonged government shutdown occurs, if funding for the FDA or other federal agencies (including their workforce) is reduced or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, financial condition and results of operations.

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

We and our collaborators are subject to federal, state and foreign data protection laws and regulations. In the United States, such laws may include, but are not limited to, U.S. state personal data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including Section 5 of the FTC Act, each of which govern the collection, use, disclosure and protection of health-related and other personal information.

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

Furthermore, U.S. state laws and regulations relating to data privacy and security and consumer protection are constantly evolving. For example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”) created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and PHI. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Several other states have implemented similar consumer privacy laws that took effect in the past year or will take effect in the near future and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. In addition, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. The state privacy laws vary from each other in many ways, which may complicate compliance efforts. The effects on our business of the state privacy laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to so comply. Privacy laws and regulations are constantly evolving and there are a number of legislative proposals at both the state and federal levels that could impose new obligations or limitations in areas affecting our business.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. Additionally, the FTC’s Health Breach Notification Rule that clarified applies to health apps and other similar technologies and includes breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (the “Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

International data protection laws, including the EU’s and UK’s GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes several data protection requirements in the EU, as well as fines for violations that can reach up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA, Swiss, or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to EU data privacy and security laws; and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

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
•
federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false statement material to a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or AMP, and improper promotion of off-label uses (i.e., uses not expressly approved by the FDA in a drug’s label);
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

Since its enactment, there have been ongoing efforts to modify the ACA and its implementing regulations. For example, tax legislation enacted at the end of 2017 included provisions that, effective January 1, 2019, eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage, or the so-called “individual mandate.” It is unclear how healthcare reform measures enacted by Congress or implemented by the current administration or efforts, if any, to modify the ACA or its implementing regulations, or portions thereof, will impact our business. Litigation and legislation over the ACA and other healthcare reform measures are likely to continue, with unpredictable and uncertain results. Further, additional legislative changes to and regulatory changes under or related to the ACA remain possible.

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

Mr. Shah, Dr. Ji, Dr. Chun, Mr. Followwill, Ms. Navani and Dr. Wu serve on our Board of Directors (the “Board of Directors”). Dr. Ji is also one of our executive officers, continues to serve as a member of the board of directors of Scilex and as Scilex’s Chairperson, Chief Executive Officer and President. Mr. Ma, our Chief Financial Officer, continues to serve as Chief Financial Officer, Senior Vice President, Secretary and director of Scilex.

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

Scilex currently performs or supports many important corporate functions for our company. Our financial statements as of and for the periods ended December 31, 2025 and December 31, 2024 reflect charges for these services on an allocation basis. As a result, our financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority owned subsidiary of Scilex. In connection with the closing of the Business Combination, we entered into the Transition Services Agreement with Scilex, pursuant to which we will be able to utilize certain employees and other service providers of Scilex (including Scilex’s sales force) to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. The services under the Transition Services Agreement will be provided for a period of three years on a cost plus 10% basis, provided that the service fees will not exceed $2.0 million per annum until all payments under the Scilex-Oramed Note have been paid in full in cash, and we will reimburse Scilex for its out-of-pocket fees, costs or expenses. We expect to incur other costs to replace the services and resources that will not be provided by Scilex. We will also incur additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Scilex. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an ERP system, while our systems are currently being fully supported by Scilex.

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

As of December 31, 2025, Scilex (together with certain of its subsidiaries) controls approximately 81.9% of the voting power of our company (excluding voting power represented by the Series A Preferred Stock held by Scilex), which means that, based on its percentage voting power controlled, Scilex will control the vote of all matters submitted to a vote of our stockholders. This control will enable Scilex to control the election of the members of our Board of Directors and all other corporate decisions. In particular, for so long as Scilex continues to own a majority of our Common Stock, Scilex will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us.

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

Even when Scilex ceases to control a majority of our total voting power, for so long as Scilex continues to own a significant percentage of our Common Stock and for so long as Scilex, together with its affiliates, subsidiaries, successors and assigns (other than Semnur and its subsidiaries) (the “Scilex Group”), owns any shares of our Series A Preferred Stock, Scilex will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Scilex will have significant influence with respect to our management, business plans and policies. Because of the significant ownership position held by Scilex, our classified board structure and the rights granted to Scilex under the Stockholder Agreement with Scilex (the “Scilex Stockholder Agreement”), new investors may not be able to effect a change in our business or management. The concentration of ownership and availability of the foregoing rights could deprive our stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our company and ultimately might affect the market price of our Common Stock. See the risk factor below titled “Scilex, as the holder of our Series A Preferred Stock, will have rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.”

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

Pursuant to the terms of the Scilex Stockholder Agreement (and subject to certain rights of Oramed), from and after the effective time of the Business Combination, and for so long as the Scilex Group beneficially owns any shares of Series A Preferred Stock, among other things, (i) Scilex shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to our Board of Directors (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (a) whether such Stockholder Designee is to be elected to our Board of Directors at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by our Board of Directors in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of our Board of Directors, or (b) the size of our Board of Directors and (ii) we are required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to our Board of Directors as more fully described in the Scilex Stockholder Agreement. Scilex shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from our Board of Directors and the right to appoint a representative of Scilex to attend all meetings of the committees of our Board of Directors. Notwithstanding the foregoing, the parties have agreed to ensure that our Board of Directors complies with all applicable requirements of the stock exchange, including independence requirements.

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
•
our relationship with Scilex;
•
general political and economic conditions, including the wars in Ukraine and Israel, and regime change in Venezuela;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock, the trading price of our Common Stock could decline and it could impair our ability to raise capital through the sale of additional equity securities. The Common Stock held by Jiandong “Peter” Xu, FutureTech Capital LLC, Huifeng Chang, Lei Huang, Jim Mao, You “Patrick” Sun and Kevin Vassily (the “Sponsor Shares”), except those held by our former directors and officers, and the private warrants issued by Denali in connection with its’ IPO (the “Private Warrants”), together with the warrants sold to public investors in connection with the Denali IPO (the “Public

Warrants” and, collectively with the Private Warrants, the “Warrants”), are subject to lock-up provisions that restrict the ability to transfer such shares of Common Stock and Private Warrants until one year from the close of the Business Combination, subject to certain exceptions.

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

Pursuant to the Registration Rights Agreement entered into in connection with the Business Combination,

certain stockholders can each demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by the Registration Rights Agreement and the Merger Agreement. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities.

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

As of December 31, 2025, our directors, executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own, in the aggregate, approximately 94.6% of our outstanding voting stock (excluding voting power represented by the Series A Preferred Stock held by Scilex). This concentration of voting power may make it less likely that any other holder of Common Stock will be able to affect the way we are managed and could delay or prevent an acquisition of our company on terms that other stockholders may desire. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. See “Risk Factors — We are controlled by Scilex, whose interests may differ from those of our public shareholders” above for additional information regarding Scilex’s influence and control in us.

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

As of the date of this Annual Report, we are a controlled company within the meaning of the Nasdaq Listing Rules and, as a result, if our Nasdaq listing application is approved, will qualify for, and may rely on, exemptions from certain corporate governance requirements. Stockholders may not have the same protection afforded to stockholders of companies that are subject to such governance requirements.

As of the date of this Annual Report, Scilex controls a majority of the voting power of the outstanding shares of Common Stock. As a result, if our Nasdaq listing application is approved, we will be a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies, within one year of the date of the listing of their common stock:

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

On March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law (including to the TCJA) intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Subsequently, former President Biden signed the IRA into law, which contained certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations, an excise tax of 1% on certain corporate stock buy-backs, and an excise tax with respect to certain drug sales for failing to offer a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. The aggregate impact of the OBBBA remains uncertain. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. The impact of these tax reforms on holders of our Common Stock is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Common Stock.

The Warrants are exercisable for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 8,760,000 shares of Common Stock became exercisable in accordance with the terms of the warrant agreement, dated April 6, 2022, by and between VStock Transfer, LLC (“VStock”), as warrant agent, and Denali (the “Warrant Agreement”), governing those securities, upon completion of the Business Combination. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.”

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

Risks Related to Artificial Intelligence

The development, adoption, and use of artificial intelligence (“AI”) technologies are rapidly transforming the life sciences industry, enabling faster data analysis, personalized medicine, and advancements in genomic services and sample management through machine learning and predictive modeling. However, the use of AI technologies by us or our vendors presents risks and challenges that could adversely impact our business. For example, disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Additionally, AI algorithms may be flawed and datasets in AI training, development and/or operations may be insufficient, of poor quality, or embed unwanted forms of bias. Outputs of AI systems may include hallucinations, bias or other forms of discrimination. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI enhanced solutions. If the recommendations, forecasts, or analyses that AI-powered applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The use of agentic AI models could take unanticipated actions, generate unauthorized code paths or initiate transactions that breach client policies, regulatory requirements or our internal controls, or produce outputs or take action that is incorrect, that reflects biases included in the training data that results in infringements on property rights of others or that is otherwise harmful. Further, if we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

If we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs. Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy, and data protection. Some AI scenarios may also present ethical issues, for example, due to unintentional biases that may stem from the predictive nature of AI algorithms and we may enable or offer solutions that draw controversy due to their perceived and actual impact on society. We could suffer reputational or competitive damage in addition to regulatory scrutiny. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.

Risks Related to Cryptocurrency

As disclosed elsewhere in this Annual Report, on September 23, 2025, we entered into the Biconomy SPA with Biconomy, pursuant to which we agreed to issue and sell, and Biconomy agreed to purchase, an aggregate of 6,250,000 Biconomy Shares, for a purchase price of $16.00 per share, payable in Bitcoin. The closing of the transactions contemplated by the Biconomy SPA has not occurred as of the date of this Annual Report. However, before making an investment decision, you should consider carefully whether such pending transaction has been completed and any other disclosures that we may make from time to time regarding the closing of such transaction and/or our future cryptocurrency financings or treasury strategy.

The Company intends to use the net proceeds from the Biconomy SPA, which as of the date of this Annual Report has not closed and will be paid in Bitcoin, to fund investments in other companies. The price of Bitcoin has been, and will likely continue to be, highly volatile. The Company’s operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We intend to use the net proceeds from the Biconomy SPA, which as of the date of this Annual Report has not closed and will be paid in Bitcoin, to establish the Company’s cryptocurrency treasury operations and to fund our investment in other companies. Digital assets generally are highly volatile assets. In addition, digital assets do not pay interest or other returns and so the ability to generate a return on investment from the net proceeds of any capital raisings will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity is a critical element of our information security program. Security controls are implemented in a manner that protects the confidentiality, integrity and availability of our information assets without hindering business operations. Management is responsible for the day-to-day administration of our cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (the “NIST”) and management’s knowledge of best practices in the cybersecurity industry. In general, we seek to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity and availability of our information systems or the information that we collect and store, by proactively monitoring for cybersecurity threats and assessing, identifying and managing cybersecurity issues as they occur.

We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Key elements of our cybersecurity risk management strategy include:

•
We require an annual Service Organization Control 2 Type 1 report from all third-party providers attesting to the presence of security processes. Additionally, we require that SaaS/PaaS providers perform risk assessments and manage the security risks associated with their services.
•
We have established and maintain a comprehensive incident response plan designed to address our response to a cybersecurity incident. We conduct regular training scenarios to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
We provide regular, mandatory training for employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

•
We use a third party to conduct a periodic assessment of our cybersecurity risk posture and maturity against the NIST Cybersecurity Framework. The results are evaluated by management and the Audit Committee and are used to adjust our cybersecurity policies, standards, processes and practices as necessary.
•
The Company studies and evaluates threats in cyber landscape and aims to regularly improve our risk posture by learning from those lessons.

Our Audit Committee receives quarterly presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by other public companies.

The Senior Director of IT acts as the Incident Manager and meets regularly with our Incident Response Team, including members of Financial Risk Management, IT Security and Human Resources senior management to discuss the necessary measures to take prior to and during an incident. In the event of an incident, the Incident Manager meets regularly with the executive leadership team and keeps them apprised of the status of any incident during the incident response. Our Board and the Audit Committee also receive prompt and timely information from the Senior Director of IT and executive leadership regarding any cybersecurity risks that meet certain reporting thresholds, as well as ongoing updates regarding any such risk. Finally, the Incident Response Manager briefs corporate leadership on lessons learned from the incident during or after the recovery phase.

The Senior Director of IT, in collaboration with a team of IT professionals, our legal counsel and Human Resources, are tasked with implementing a program designed to protect our information systems from cybersecurity threats and manage material risks. The Senior Director of IT has served in various roles in information technology and information security for over 20 years. The Senior Director of IT and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition as of December 31, 2025. For more information, please see the risk factor disclosures included in Item 1A of this Annual Report.

Item 2. Properties.

Our principal executive office is currently located in Palo Alto, California, and consists of approximately 3,000 square feet of leased office space provided at no cost by Scilex. The lease term expires in September 2027. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate additional or alternative space will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Warrants are currently traded on the Pink Limited Market of the OTC Markets under the symbols “SMNR” and “SMNRW,” respectively. Investors should be advised that any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of February 25, 2026, there were 17 holders of record of our common stock and one holder of record of our Public Warrants, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividend Policy

We have never declared or paid any dividend on shares of our Common Stock. We anticipate that we will retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividend in the foreseeable future. Should we decide in the future to do so, as a holding company, our ability to pay dividends on our capital stock and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries, including Legacy Semnur. Further, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

On December 26, 2025 and on December 29, 2025, we issued an aggregate of 468,164 shares of Common Stock pursuant to the cashless exercise of 1,327,878 Public Warrants.

The shares of Common Stock issued upon exercise of the Public Warrants were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.

There were no other unregistered sales of our equity securities during the fiscal year ended December 31, 2025, other than those previously disclosed on our Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report, including those set forth in the sections of this Annual Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of our current or future product candidates. As of December 31, 2025, we had cash and cash equivalents of $20 thousand and accumulated deficit of $275.8 million. During the year ended December 31, 2025, we had operating losses of $160.4 million and used $5.9 million of cash in operations. These losses have resulted primarily from costs incurred in connection with research and development activities, certain allocated general and administrative costs associated with our operations and certain costs associated with the Business Combination. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Further, the Company’s consolidated financial statements are dependent on assumptions and allocations from the Scilex Holding Company (“Scilex”) financial statements that management deems were reasonable and appropriate under the circumstances. Nevertheless, the Company’s consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company also may have incurred additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in its historical results of operations, financial position and cash flows.

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

Material Agreements

Securities Purchase Agreement (the “PIPE SPA")

On August 20, 2025, we and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. As of December 31, 2025, the transaction has not closed and accordingly, shares have not been issued and funds have not been received. As the transaction did not close on or before December 31, 2025, the nonbreaching party has an option to terminate the PIPE SPA without liability.

Additionally, in connection with the PIPE SPA, we are obligated to pay a cash financing service fee of 7% of the received investment funds.

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, we entered into the Semnur/Biconomy SPA with Biconomy PTE.LTD (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, we agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s respective aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. As of December 31, 2025, the transaction has not closed and accordingly, shares have not been issued and funds have not been received. As the transaction did not close on or before December 31, 2025, the nonbreaching party has an option to terminate the Semnur/Biconomy SPA without liability.

Promissory Notes

As of December 31, 2025, we have promissory notes totaling $3.5 million, all of which are due in less than a year.

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

During the year ended December 31, 2025, we incurred expenses of $0.9 million related to the Lifecore Master Services Agreement.

Legacy Semnur Merger Agreement

On March 18, 2019, Legacy Semnur was acquired by Scilex pursuant to an Agreement and Plan of Merger with Semnur (as amended, the “Legacy Semnur Merger Agreement”),

Pursuant to the Legacy Semnur Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex agreed to pay the former holders of Legacy Semnur’s capital stock up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones (which amount is expected to be charged back to us through an intercompany arrangement), comprised of a $40.0 million payment that will be due upon obtaining the first approval of a NDA of our product by the FDA and additional payments that will be due upon the achievement of certain amounts of net sales of our products, as follows: (i) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of our product, (ii) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of our product, (iii) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of our product, and (iv) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of our product. To date, none of the foregoing payments have been triggered.

Shah Assignment Agreement

On August 6, 2013, Legacy Semnur entered into an Assignment Agreement (the “Shah Assignment Agreement”) with Shah Investor LP (“Shah Investor”). Pursuant to the Shah Assignment Agreement, Shah Investor assigned to Legacy Semnur the patents, know-how and other intellectual property related to pharmaceutical compositions of corticosteroids.

In consideration of the license and rights granted by Shah Investor, Legacy Semnur agreed to pay royalties (i) at the rate of 1.5% of the Net Sales for Annual Net Sales (each as defined therein) up to $250.0 million and (ii) at the rate of 2.5% of the Net Sales for Annual Net Sales of $250.0 million and above, subject to certain adjustments as set out in the Shah Assignment Agreement. Such royalties payment for a given calendar quarter shall be due and payable on the date the royalty report for such quarter is due under the Shah Assignment Agreement. To date, none of the foregoing payments have been triggered.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$2,546	$1,709	$837
General and administrative	157,870	2,981	154,889
Total operating expenses	160,416	4,690	155,726
Loss from operations	(160,416)	(4,690)	(155,726)
Net loss	$(160,416)	$(4,690)	$(155,726)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	-2025	2024	Change
SP-102:
Contracted R&D	$1,420	$1,160	$260
Personnel	923	492	431
Other	203	57	146
Total research and development expenses	$2,546	$1,709	$837

Total research and development expenses for the year ended December 31, 2025 and 2024 were $2.5 million and $1.7 million, respectively. The increase of $0.8 million was primarily related to increased personnel costs due to an increase in headcount and allocation of expenses from Scilex and an increase in contracted R&D due to increased clinical development activities related to development of SP-102.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2025 and 2024 were $157.9 million and $3.0 million, respectively. The increase of $154.9 million was primarily related to $140.0 million of consulting expense related to consultant shares issued at Closing and $9.9 million of deferred offering costs written off at Closing. Additionally, there was an increase in personnel-related costs due to an increase in headcount and allocation of expenses from Scilex and an increase in consulting expenses due to services required to manage a public company.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $20 thousand and accumulated deficit of $275.8 million. During the year ended December 31, 2025, we had operating losses of $160.4 million and used $5.9 million of cash in operations. We are dependent upon Scilex and its affiliates to provide services and funding to support our operations until, at least, such time as external financing is obtained. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to develop and seek regulatory approval for SP-102.

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

In connection with the PIPE SPA and the Semnur/Biconomy SPA, we may receive financing of $20.0 million and $100.0 million, respectively.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidate, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. See Note 1 “Nature of Operations — Liquidity and Going Concern” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information. Our existing cash and cash equivalents may be insufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Material Cash Requirements

As of December 31, 2025, we have promissory notes totaling $3.5 million, all of which are due in less than a year.

As of December 31, 2025, we have a long-term related party loan totaling $11.9 million due to Scilex.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules, other than as discussed below.

Subsidiary Guarantee to Scilex-Oramed Note

On September 21, 2023, Scilex entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement (the “Scilex-Oramed SPA”) with Oramed Pharmaceuticals Inc. (“Oramed”) and the Agent (as defined below), pursuant to which, among other things, Scilex issued to Oramed a senior secured promissory note in the principal amount of $101.9 million (the “Scilex-Oramed Note”). In connection with the Scilex-Oramed SPA, Scilex and each of its subsidiaries, including us (collectively, the “Guarantors”), entered into a subsidiary guarantee (as amended, the “Subsidiary Guarantee”) with Oramed and Acquiom Agency Services LLC, as the collateral agent for the holders of the Scilex-Oramed Note (the “Agent”), pursuant to which, the Guarantors have agreed to guarantee and act as surety for payment of the Scilex-Oramed Note and any additional notes issued by Scilex in full or partial substitution of the Scilex-Oramed Note. As of the consummation of the Business Combination, we are no longer a Guarantor under the Subsidiary Guarantee.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(5,867)	$(4,891.00)	$(976)
Net cash provided by financing activities	5,875	4,891	984
Net change in cash and cash equivalents	$8	$—	$8

Cash Flows from Operating Activities

Net cash used in operating activities increased by $1.0 million during the year ended December 31, 2025 compared to year ended December 31, 2024. The increase is primarily related to higher expenses primarily due to an increase in headcount, an increase in clinical development activities and an increased in general costs associated with managing a public company.

Cash Flows from Financing Activities

For the years ended December 31, 2025 and 2024, net cash provided by financing activities of $5.9 million and $4.9 million, respectively, was primarily due to proceeds from the the related party loan.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2 of the consolidated financial statements to this Annual Report. As disclosed in Note 2, the preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We do not have any critical accounting estimates as of December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information specified under this Item 7A of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our principal officers, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because the JOBS Act permits emerging growth companies such as our company to provide only management’s report in the Annual Report.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Plan Activity

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report that includes the information required by this Item.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report that includes the information required by this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report that includes the information required by this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report that includes the information required by this Item.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report that includes the information required by this Item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements
(1)
Reference is made to the Index to Consolidated Financial Statements appearing on page F-1 of this Annual Report.
(2)
All other schedules not listed above have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Scilex Holding Company, Sigma Merger Sub, Inc., Semnur Pharmaceuticals, Inc., Fortis Advisors LLC, solely as the representative of the Equityholders and, solely with respect to Section 1.8(a), Section 3.11 and Article X, Sorrento Therapeutics, Inc.	S-4	333-283019 333-283019-01	2.1	August 12, 2025
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 7, 2019, by and among Semnur Pharmaceuticals, Inc., Scilex Holding Company, Sigma Merger Sub, Inc., Fortis Advisors, LLC, solely as the representative of the Equityholders and, solely with respect to Section 1.8(a), 3.11 and Article X of the Agreement and Plan of Merger, Sorrento Therapeutics, Inc.	S-4	333-283019 333-283019-01	2.2	August 12, 2025
2.3#	Agreement and Plan of Merger, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	2.3	August 12, 2025
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 16, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	2.4	August 12, 2025
2.5	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 22, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	2.5	August 12, 2025
3.1	Restated Certificate of Incorporation of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.1	September 26, 2025
3.2	Certificate of Designations of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.2	September 26, 2025
3.3	Bylaws of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.3	September 26, 2025
3.4	Extension Amendment, dated as of April 11, 2025, to the Amended and Restated Memorandum and Articles of Association of Denali Capital Acquisition Corp.	8-K	001-41351	3.1	April 16, 2025
4.1	Specimen Warrant Certificate of Semnur Pharmaceuticals, Inc. (f/k/a Denali Capital Acquisition Corp.).	S-1	333-263123	4.3	April 5, 2022

4.2	Warrant Agreement, dated as of April 6, 2022, between Denali Capital Acquisition Corp. and VStock Transfer, LLC, as warrant agent.	8-K	001-41351	4.1	April 12, 2022
10.1	Letter Agreement, dated as of April 6, 2022, by and among Denali Capital Acquisition Corp., Denali Capital Global Investments LLC and certain security holders named therein.	8-K	001-41351	10.5	April 12, 2022
10.2	Contribution and Satisfaction of Indebtedness Agreement, dated as of August 30, 2024, by and between Scilex Holding Company and Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	10.17	April 21, 2025
10.3	Amended and Restated Registration Rights Agreement, dated as of September 22, 2025, by and among Semnur Pharmaceuticals, Inc., Scilex Holding Company and certain security holders.	8-K	001-41351	10.2	September 26, 2025
10.4*	Form of Indemnification Agreement of Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	10.11	April 21, 2025
10.5*	2024 Semnur Pharmaceuticals, Inc. Stock Option Plan.	S-4	333-283019 333-283019-01	10.12	August 11, 2025
10.6*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2024 Semnur Pharmaceuticals, Inc. Stock Option Plan.	S-4	333-283019 333-283019-01	10.13	August 11, 2025
10.7#	Sponsor Interest Purchase Agreement, dated as of August 30, 2024, by and between Denali Capital Global Investments LLC and Scilex Holding Company.	8-K	001-41351	10.3	September 5, 2024
10.8^	Master Services Agreement—SP-102, dated as of January 27, 2017, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC.	S-4	333-283019 333-283019-01	10.19	August 12, 2025
10.9	Amendment No. 1 to Master Services Agreement, dated as of April 26, 2018, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC.	S-4	333-283019 333-283019-01	10.20	August 12, 2025
10.10^	Amendment No. 2 to Master Services Agreement, dated as of June 6, 2023, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC.	S-4	333-283019 333-283019-01	10.21	August 12, 2025
10.11	Assignment Agreement by and among Shah Investor LP and the Company, dated as of August 6, 2013.	S-4	333-283019 333-283019-01	10.22	August 12, 2025
10.12#	Transition Services Agreement, dated as of September 22, 2025, by and between Scilex Holding Company and the Company.	S-1/A	333-290995	10.14	December 19, 2025
10.13	Stock Issuance Agreement, dated as of July 22, 2025, by and between Semnur Pharmaceuticals, Inc. and the party named therein.	S-4	333-283019 333-283019-01	10.27	August 12, 2025
10.14	Advisory Services Agreement, dated as of June 12, 2025, by and between JW Investment Management Company Limited and Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	10.28	August 12, 2025

10.15	Amendment to Advisory Services Agreement, dated as of July 22, 2025, by and between JW Investment Management Company Limited and Semnur Pharmaceuticals, Inc.	S-4	333-283019 333-283019-01	10.29	August 12, 2025
10.16	Securities Purchase Agreement, dated as of August 20, 2025, by and among Denali Capital Acquisition Corp., Semnur Pharmaceuticals, Inc. and the Buyers thereto	8-K	001-41351	10.1	August 22, 2025
10.17	Satisfaction and Discharge of Indebtedness Agreement, dated September 22, 2025, by and between Denali Capital Acquisition Corp. and D. Boral Capital LLC (f/k/a EF Hutton).	8-K	001-41351	10.5	September 26, 2025
10.18	Promissory Note, dated September 22, 2025, issued by Denali Capital Acquisition Corp. to D. Boral Capital LLC (f/k/a EF Hutton).	8-K	001-41351	10.6	September 26, 2025
10.19	Satisfaction and Discharge of Indebtedness Agreement, dated September 22, 2025, by and between Denali Capital Acquisition Corp. and US Tiger Securities, Inc.	8-K	001-41351	10.7	September 26, 2025
10.20	Promissory Note, dated September 22, 2025, issued by Denali Capital Acquisition Corp. to US Tiger Securities, Inc.	8-K	001-41351	10.8	September 26, 2025
10.21	Satisfaction and Discharge of Indebtedness Agreement, dated September 22, 2025, by and between Denali Capital Acquisition Corp., Denali Capital Global Investments LLC and Scilex Holding Company.	8-K	001-41351	10.9	September 26, 2025
10.22	Promissory Note, dated September 22, 2025, issued by Denali Capital Acquisition Corp. to Denali Capital Global Investments LLC.	8-K	001-41351	10.10	September 26, 2025
10.23	Satisfaction and Discharge of Indebtedness Agreement, dated September 22, 2025, by and between Denali Capital Acquisition Corp., Denali Capital Global Investments LLC and FutureTech Capital LLC.	8-K	001-41351	10.11	September 26, 2025
10.24	Promissory Note, dated September 22, 2025, issued by Denali Capital Acquisition Corp. to FutureTech Capital LLC.	8-K	001-41351	10.12	September 26, 2025
10.25	Limited Amendment Letter Agreement, dated September 22, 2025, by and among Denali Capital Acquisition Corp., Semnur Pharmaceuticals, Inc. and the investor listed therein.	8-K	001-41351	10.13	September 26, 2025
10.26	Securities Purchase Agreement, dated September 23, 2025, by and among Semnur Pharmaceuticals, Inc. and the investors listed on the schedule of buyers attached hereto.	8-K	001-41351	10.14	September 26, 2025
10.27	Employment Agreement, dated September 22, 2025, by and between Semnur Pharmaceuticals, Inc. and Jaisim Shah.	8-K	001-41351	10.15	September 26, 2025
10.28	Employment Agreement, dated September 22, 2025, by and between Semnur Pharmaceuticals, Inc. and Henry Ji, Ph.D.	8-K	001-41351	10.16	September 26, 2025
10.29	Employment Agreement, dated September 22, 2025, by and between Semnur Pharmaceuticals, Inc. and Stephen Ma.	8-K	001-41351	10.17	September 26, 2025
19.1	Semnur Pharmaceuticals, Inc. Insider Trading Policy.	Filed herewith
21.1	List of Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Pipara & Co LLP, independent registered public accounting firm of Semnur.	Filed herewith

24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
97.1	Semnur Pharmaceuticals, Inc. Clawback Policy.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement.

# Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

^ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semnur Pharmaceuticals, Inc.
Date: February 27, 2026	By:	/s/ Jaisim Shah
Jaisim Shah
Chief Executive Officer and President (Principal Executive Officer)

Date: February 27, 2026	By:	/s/ Stephen Ma
Stephen Ma
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, each of Jaisim Shah and Stephen Ma, acting alone or together with another attorney-in-fact, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jaisim Shah	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2026
Jaisim Shah

/s/ Stephen Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Stephen Ma

/s/ Henry Ji	Executive Chairperson and Director	February 27, 2026
Henry Ji, Ph.D.

/s/ Dorman Followwill	Director	February 27, 2026
Dorman Followwill

/s/ Jay Chun	Director	February 27, 2026
Jay Chun, M.D., Ph.D.

/s/ Yue Alexander Wu	Director	February 27, 2026
Yue Alexander Wu, Ph.D.

/s/ Annu Navani	Director	February 27, 2026
Annu Navani, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Semnur Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Semnur Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, has suffered losses from operations, has recurring negative cash flows from operations, dependence upon the support from its parent, Scilex Holding Company, and the success of future development and regulatory approval of SP-102. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ PIPARA & CO LLP (6841)

We have served as the Company's auditor since 2025.

New Delhi, India

February 27, 2026

SEMNUR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$20	$12
Prepaid expenses	576	2
Other current assets	—	5,981
Total current assets	596	5,995
Property and equipment, net	750	689
Total assets	$1,346	$6,684
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,912	$—
Accrued expenses	739	35
Promissory notes	3,517	—
Total current liabilities	10,168	35
Related party loan	11,928	49,433
Total liabilities	22,096	49,468
Commitments and contingencies (See Note 4)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized as of December 31, 2025 and 2024; 5,423,606 and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	—
Common stock, $0.0001 par value, 740,000,000 and 200,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 230,209,142 and 200,000,000 issued and outstanding as of December 31, 2025 and 2024, respectively	23	20
Additional paid-in capital	255,026	72,580
Accumulated deficit	(275,800)	(115,384)
Total stockholders' deficit	(20,750)	(42,784)
Total liabilities and stockholders' deficit	$1,346	$6,684

See accompanying notes to the consolidated financial statements.

SEMNUR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$2,546	$1,709
General and administrative	157,870	2,981
Total operating expenses	160,416	4,690
Loss from operations	(160,416)	(4,690)
Net loss and comprehensive loss	$(160,416)	$(4,690)
Net loss per share, basic and diluted	$(0.78)	$(0.02)
Weighted average shares of common stock outstanding, basic and diluted	204,784,615	200,000,000

See accompanying notes to the consolidated financial statements.

SEMNUR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Preferred Stock		Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, January 1, 2024	—	$—	160,000,000	$2	—	$—	$72,598	$(110,694)	$(38,094)
Retroactive application of recapitalization	—	—	(160,000,000)	(2)	200,000,000	20	(18)	—	—
Adjusted balance, January 1, 2024	—	—	—	—	200,000,000	20	72,580	(110,694)	(38,094)
Net loss	—	—	—	—	—	—	—	(4,690)	(4,690)
Balance, December 31, 2024	—	—	—	—	200,000,000	20	72,580	(115,384)	(42,784)
Issuance of preferred stock and common stock for Debt Exchange Agreement	5,423,606	1	—	—	542,361	—	54,235	—	54,236
Issuance of common stock for Business Combination	—	—	—	—	2,598,617	—	(12,787)	—	(12,787)
Issuance of common stock to consultants	—	—	—	—	26,500,000	3	139,998	—	140,001
Issuance of common stock to underwriters	—	—	—	—	100,000	—	1,000	—	1,000
Issuance of common stock upon cashless exercise of warrants	—	—	—	—	468,164	—	—	—	—
Net loss	—	—	—	—	—	—	—	(160,416)	(160,416)
Balance, December 31, 2025	5,423,606	$1	—	$-	230,209,142	$23	$255,026	$(275,800)	$(20,750)

See accompanying notes to the consolidated financial statements.

SEMNUR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(160,416)	$(4,690)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	142,435	660
Changes in operating assets and liabilities:
Prepaid expenses	(586)	—
Other assets	9,851	—
Accounts payable	2,145	—
Accrued expenses	704	(861)
Net cash used in operating activities	(5,867)	(4,891)
Financing activities
Proceeds from Business Combination	27	—
Proceeds from related party loan	5,848	4,891
Net cash provided by financing activities	5,875	4,891
Net change in cash and cash equivalents	8	—
Cash and cash equivalents at beginning of period	12	12
Cash and cash equivalents at end of period	$20	$12
Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment through related party loan	$61
Deferred offering costs paid through related party loan	$7,602	$5,981
Payment of promissory notes through related party loan	$961
Net liabilities assumed in Business Combination	$12,914	$—
Related party loan settled in preferred stock pursuant to Debt Exchange Agreement	$54,236	$—
Related party loan settled in common stock	$1,000	$—
Promissory notes settled in common stock	$125	$—

See accompanying notes to the consolidated financial statements.

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Organization and Principal Activities

Semnur Pharmaceuticals, Inc. (“Semnur” or the “Company”) is the successor entity to Denali Capital Acquisition Corp. (“Denali”). The Company is a Delaware corporation and is headquartered in Palo Alto, California. As of December 31, 2025, the Company has two wholly owned subsidiaries, Semnur (BVI), Limited and Semnur, Inc.

Denali was formed on January 5, 2022 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Denali's initial public offering (the “IPO”) became effective on April 6, 2022.

Legacy Semnur (as defined below), now known as Semnur, Inc., was originally formed in 2013 and became a wholly owned subsidiary of Scilex Holding Company (“Scilex”) in 2019.

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

As such, 160,000,000 shares of Legacy Semnur common stock held by Scilex and certain subsidiaries thereof and 40,000,000 Legacy Semnur stock options held by certain Scilex employees, respectively, were automatically cancelled in exchange for 200,000,000 shares of Common Stock and 50,000,000 options to purchase Common Stock,

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

respectively, at the Exchange Ratio.

Immediately prior to the Closing, pursuant to the terms of the Debt Exchange Agreement (as defined in Note 8), all existing related party indebtedness between the Company and Scilex, totaling $54.2 million, was converted into 5,423,606 shares of Legacy Semnur Series A preferred stock. At Closing, such shares were exchanged for 5,423,606 shares of Series A Preferred Stock and 542,361 shares of Common Stock.

Additionally, at Closing, (i) loans between Scilex and Denali of $0.1 million were converted to 12,488 shares of Common Stock, (ii) 500,000 ordinary shares of Denali held by Scilex (see SIPA below) were converted into 500,000 shares of Common Stock and (iv) 2,072,500 ordinary shares of Denali held by Denali Capital Global Investments LLC (the “Sponsor”) (the “Sponsor Shares”) were converted into 2,072,500 shares of Common Stock.

Simultaneously with the Closing, 26,500,000 shares of Common Stock were issued to consultants (see Note 6 “Capital Structure — Consulting Agreements with Stock Remuneration”) and 100,000 shares of Common Stock were issued to Denali underwriters.

The following summarizes the Company's Common Stock immediately following the Business Combination:

Holders	Shares
Denali public shareholders	13,629
Sponsor	2,072,500
Scilex Holding Company	201,054,849
Consultants	26,500,000
Denali underwriters	100,000
Total	229,740,978

The Business Combination was accounted for as a reverse recapitalization. Because Scilex controlled the Company before the Business Combination and will also control the Company following the Business Combination, Denali was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Semnur issuing stock for the net assets of Denali, accompanied by a recapitalization whereby the assets and liabilities of Denali are recognized at historical cost and no goodwill or other intangible assets are recorded.

At Closing, the assets and liabilities of Denali recognized at historical cost included prepaid expenses of $12 thousand, accounts payable of $4.4 million, related party liabilities of $3.9 million and notes payable of $4.6 million.

Sponsor Interest Purchase Agreement (the “SIPA”)

In connection with the execution and delivery of the Merger Agreement, the “Sponsor and Scilex entered into the SIPA dated August 30, 2024. Pursuant to the SIPA, Scilex agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of the Company that were held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2.0 million (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share, of Scilex (the “Scilex Shares”). Pursuant to the SIPA, Scilex paid the Cash Consideration and agreed to issue the Scilex Shares to the Sponsor contingent upon and following the occurrence of the Business Combination. The Purchased Interests converted automatically, on a one-for-one basis, into one Common Stock share upon Closing pursuant to the terms of the Merger Agreement. On September 22, 2025, the requirement to deliver the Scilex Shares was discharged pursuant to that certain Satisfaction and Discharge Agreement by and among the Company, Sponsor and Scilex.

Securities Purchase Agreement (the “PIPE SPA”)

On August 20, 2025, the Company and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. As of December 31, 2025, the transaction has not closed and accordingly, the shares have not been issued and the funds have not been received. As the transaction did

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

not close on or before December 31, 2025, the nonbreaching party has an option to terminate the PIPE SPA without liability.

Additionally, in connection with the PIPE SPA, the Company is obligated to pay a cash financing service fee of 7% of the received investment funds (see Note 6 “Capital Structure — Consulting Services Agreement with JW Investment Management Company Limited”).

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, the Company entered into the Semnur/Biconomy SPA with Biconomy PTE.LTD (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, the Company agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s respective aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. As of December 31, 2025, the transaction has not closed and accordingly, the shares have not been issued and the funds have not been received. As the transaction did not close on or before December 31, 2025, the nonbreaching party has an option to terminate the Semnur/Biconomy SPA without liability.

Public Warrants and Private Placement Warrants

Upon completion of the Business Combination, 8,760,000 public and private placement warrants that were issued by Denali in connection with its IPO (“Public Warrants” and “Private Warrants”, respectively, and together, the “Warrants”) remained outstanding and pursuant to the terms thereof holders of such warrants are entitled to acquire shares of Semnur Common Stock at an exercise price of $11.50. The Warrants expire in September 2027.

In December 2025, 1,327,878 Warrants were exercised on a cashless basis for 468,164 shares of the Company's Common Stock. As of December 31, 2025 there were 7,432,122 Warrants outstanding which are exercisable for 7,432,122 shares of Common Stock.

The Company may redeem any unexpired Warrants prior to their exercise at a price of $0.01 per Warrant, provided that the closing price of Common Stock equals or exceeds $16.50 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of 20 trading days within any 30-trading-day period commencing after the Warrants became exercisable and ending on the third trading day prior to the date on which notice of redemption is given. If and when the Warrants become redeemable, the Company may exercise its redemption right even if they are unable to register or qualify the underlying securities for sale under all applicable state securities laws. In addition, the Company may redeem the Warrants at any time after they become exercisable and prior to their expiration for a number of shares of Common Stock determined based on the fair market value of Common Stock.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management has assessed the Company’s ability to continue as a going concern for at least one year after the issuance date of the accompanying consolidated financial statements.

As of December 31, 2025, the Company had cash and cash equivalents of $20 thousand and accumulated deficit of $275.8 million. During the year ended December 31, 2025, the Company had operating losses of $160.4 million and used $5.9 million of cash in operations. The Company is dependent upon Scilex to provide services and funding to support the operations of the Company until, at least, such time as external financing is obtained. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to develop and seek regulatory approval for SP-102.

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

Although the Company believes such plans, if executed, should provide the Company with financing to meet its needs, successful completion of such plans is dependent on factors outside the Company’s control. As a result,

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

management has concluded that the aforementioned conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Forward Stock Split

On August 30, 2024, the Company effected a 160,000-for-1 forward stock split of all outstanding shares of Common Stock which proportionally increased the number of all issued and outstanding shares of Common Stock from 1,000 to 160,000,000 and did not change the par value per share. All equity-related information including per share amounts for all periods presented within these consolidated financial statements have been adjusted retroactively, where applicable, to reflect the forward stock split.

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

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts in the statement of cash flows have been reclassified to conform to the current period presentation.

Carve-Out Method

As of December 31, 2025, the Company’s financial results are included in Scilex’s consolidated financial results.

The accompanying consolidated financial statements reflect assets, liabilities, and expenses that are directly attributable to the Company, including the assets, liabilities, and expenses of the SP-102 development program. The assets and liabilities excluded from the accompanying consolidated financial statements consist of:

•
Cash held by Scilex to fund the Company’s operations. Scilex uses a centralized approach to cash management and financing of its operations and those of its subsidiaries. Accordingly, only the cash and cash equivalents residing in the Company’s bank accounts and legally owned by the Company have been reflected in these consolidated financial statements.
•
Other assets and liabilities at Scilex which are not directly related to, or are not specifically owned by, or are not commitments, of the Company, including certain fixed assets, intangible assets, and leases shared by the Company with other business operations of Scilex.
•
Third-party debt held by Scilex and the related interest expense have not been allocated to the Company's

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consolidated financial statements as the Company was not the legal obligor of the third-party debt and Scilex’s borrowings were not directly attributable to the Company. To fund the Company’s operating cash flow needs, Scilex made payments on behalf of the Company directly to vendors and allocated non-cash stock-based compensation expenses during the year ended December 31, 2025. See Note 8 “Related Parties” for additional details.

The Company’s operating expenses consisted of both research and development (“R&D”) and general and administrative (“G&A”) expenses. R&D expenses directly related to the Company, including third-party costs of conducting studies and clinical trials for the SP-102 product candidate, were entirely attributed to the Company in the accompanying consolidated financial statements. R&D salaries, wages, benefits, and stock-based compensation related to Scilex's equity incentive plans were allocated to the Company based on the estimated percentage of time certain Scilex R&D employees spent on the SP-102 program during the reporting period.

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

The Company believes the assumptions and allocations underlying the accompanying consolidated financial statements were reasonable and appropriate under the circumstances. Nevertheless, the Company’s consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company also may have incurred additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in its historical results of operations, financial position and cash flows.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of operating expenses during the reporting period. These estimates include, but are not limited to, fair value of financial instruments, useful lives of property and equipment, certain assumptions used to calculate the fair value of Scilex stock option awards, as well as the percentage of time certain Scilex employees spent supporting the Company’s SP-102 program, which is used to calculate the amount of operating expenses allocated from Scilex as discussed in the “Carve-Out Method” section above.

Risks and Uncertainties

Any product candidates developed by the Company will require approvals from the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its consolidated financial statements.

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

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During the year ended December 31, 2025, the Company incurred expenses of $0.9 million related to the Lifecore Master Services Agreement.

Segments

Operating segments are identified as components of an entity where separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assesses performance. The Company has determined that its chief operating decision maker (“CODM”) is its Chief Executive Officer, as he is responsible for making decisions regarding the allocation of resources and assessing

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

performance as well as for strategic operational decisions. Since inception, the Company has devoted all of its efforts to the development of SP-102. Accordingly, the Company has determined that it operates its business as a single operating segment and has one reportable segment. The CODM assesses performance and decides how to allocate resources based on net loss. Net loss is used to monitor budget versus actual results. The measure of segment net loss and segment expenses is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. All long-lived assets are maintained in the United States of America and Switzerland.

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

Deferred Offering Costs

The Company’s legal, accounting and other fees directly attributable to the Business Combination were deferred and capitalized within other current assets on the consolidated balance sheets. Total costs deferred and capitalized in relation to the Business Combination as of December 31, 2024 were $6.0 million. Deferred offering costs of $9.9 million were fully expensed upon Closing of the Business Combination within G&A expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

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

Impairment of Long-Lived Assets

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. There was no impairment of long-lived assets during the years ended December 31, 2025 and 2024.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. As of December 31, 2025 and 2024, the Company has accounted for the Warrants as equity-classified instruments.

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

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires cryptocurrency assets to be measured at fair value on the balance sheet and gains and losses from changes in the fair value of cryptocurrency assets to be recognized on the statement of operations and comprehensive loss in each reporting period. ASU 2023-08 also requires certain interim and annual disclosures with respect to cryptocurrency holdings. The Company adopted ASU 2023-08 for the fiscal year beginning January 1, 2025 and the adoption did not have any impact to the Company's consolidated financial statements as the Company did not have any cryptocurrency holdings at adoption.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”) requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 does not change the recognition or measurement of income taxes under ASC 740. The Company adopted ASU 2023-09 on a prospective basis for the fiscal year ended December 31, 2025 and other than the presentation of additional disaggregated data in the income tax footnote disclosure, there was no material impact on the Company's consolidated financial statements. Prior-period comparative disclosures for the income tax footnote have not been recast to the expanded format required by ASU 2023-09, consistent with the transition guidance in ASU 2023-09.

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Issued Accounting Pronouncements

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

Note 3. Balance Sheet Components

Prepaid expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid research & development	$436	$2
Prepaid insurance	140	—
Total prepaid expenses	$576	$2

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Construction-in-progress	$750	$689
Furniture	17	17
Computers and equipment	8	8
Property and equipment, gross	775	714
Less: accumulated depreciation	(25)	(25)
Property and equipment, net	$750	$689

The Company recognized no depreciation expense for years ended December 31, 2025 and 2024. Costs for long-lived assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued research & development	$30	$8
Accrued professional fees	236	2
Accrued compensation	469	—
Accrued other	4	25
Total accrued expenses	$739	$35

Note 4. Commitments and Contingencies

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

therapeutics utilizing its technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2025 and 2024, the Company was not a party to any material legal proceedings with respect to itself or any of its material properties.

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

Pursuant to the Legacy Semnur Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex agreed to pay the former holders of Legacy Semnur’s capital stock up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones (which amount is expected to be charged back to Semnur through an intercompany arrangement), comprised of a $40.0 million payment that will be due upon obtaining the first approval of a new drug application of a Semnur product by the FDA and additional payments that will be due upon the achievement of certain amounts of net sales of Semnur products, as follows: (i) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product, (ii) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product, (iii) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a Semnur product, and (iv) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product. To date, none of the foregoing payments have been triggered.

Shah Assignment Agreement

On August 6, 2013, Legacy Semnur entered into an Assignment Agreement (the “Shah Assignment Agreement”) with Shah Investor LP (“Shah Investor”). Pursuant to the Shah Assignment Agreement, Shah Investor assigned to Legacy Semnur the patents, know-how and other intellectual property related to pharmaceutical compositions of corticosteroids.

In consideration of the license and rights granted by Shah Investor, Legacy Semnur agreed to pay royalties (i) at the rate of 1.5% of the Net Sales for Annual Net Sales (each as defined therein) up to $250.0 million and (ii) at the rate of 2.5% of the Net Sales for Annual Net Sales of $250.0 million and above, subject to certain adjustments as set out in the Shah Assignment Agreement. Such royalties payment for a given calendar quarter shall be due and payable on the date the royalty report for such quarter is due under the Shah Assignment Agreement. To date, none of the foregoing payments have been triggered.

The Shah Assignment Agreement continues in full force and effect on a country-by-country and product-by-product basis until royalties are no longer due on such product under the agreement. The Shah Assignment Agreement contains customary reciprocal indemnification obligations for Shah Investor and Semnur.

Subsidiary Guarantee to Scilex-Oramed Note

On September 21, 2023, Scilex entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement (the “Scilex-Oramed SPA”) with Oramed Pharmaceuticals Inc. (“Oramed”) and the Agent (as defined below), pursuant to which, among other things, Scilex issued to Oramed a senior secured promissory note in the principal amount of $101.9 million (the “Scilex-Oramed Note”). In connection with the Scilex-Oramed SPA, Scilex and each of its subsidiaries, including Legacy Semnur, (collectively, the “Guarantors”) entered into a subsidiary guarantee (as amended, the “Subsidiary Guarantee”) with Oramed and Acquiom Agency Services LLC, as the collateral agent for the holders of the Scilex-Oramed Note (the “Agent”), pursuant to which, the Guarantors have agreed to guarantee and act as surety for payment of the Scilex-Oramed Note and any additional notes issued by Scilex in full or partial substitution of the Scilex-Oramed Note. Following the execution of the amended and restated security agreement with Oramed on October 8, 2024, and upon completion of the Business Combination, as of September 22, 2025, the Company was no longer a Guarantor under the Subsidiary Guarantee.

Note 5. Promissory Notes

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Pursuant to the Business Combination, the Company assumed all liabilities of Denali including its existing promissory notes and its liability for its deferred underwriting costs associated with the IPO. Simultaneously upon Closing, the agreements for these existing liabilities were terminated and new promissory notes and discharge payment agreements were signed with the holders.

Immediately prior to the Closing, Denali, Sponsor and Scilex entered into a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which the Sponsor received $1.1 million in cash and a promissory note for $0.8 million (the “Sponsor Note”). Per the terms of the note, the Sponsor Note is payable in six monthly installments of $134 thousand, starting on October 1, 2025 and ending on March 1, 2026.

Immediately prior to the Closing, Denali and FutureTech Capital LLC (“FutureTech”) entered into a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which FutureTech received $340 thousand in cash and a promissory note for $1.0 million (the “FutureTech Note”). Per the terms of the note, the FutureTech Note is payable in six monthly installments of $170 thousand, starting on October 1, 2025 and ending on March 1, 2026.

At Closing, Denali and the Denali underwriters entered into a Satisfaction and Discharge of Indebtedness Agreements, pursuant to which the Denali underwriters received $350 thousand in cash and promissory notes for a total of $2.7 million (the “Denali Underwriter Notes”). Per the terms of the notes, the Denali Underwriter Notes are payable in nine monthly installments of $300 thousand, starting on October 1, 2025 and ending on June 1, 2026, with the last monthly payment being $250 thousand.

The following summarizes the new promissory notes as a result of the Business Combination:

			New Agreements
Note	Original Issue Date	Existing Denali Balance	Note	Discharge
Sponsor Note	4/11/2023, 7/10/2024	$1,807	$806	$1,144
FutureTech Note	7/11/2023	1,363	1,022	340
Denali Underwriter Notes	4/6/2022	2,888	2,650	350
Total promissory notes		$6,058	$4,478	$1,834

As of December 31, 2025, the Company had total current promissory notes of $3.5 million, all of which are due in less than a year.

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

Out of the outstanding promissory notes, the Company did not make certain scheduled installment payments during the fourth quarter of 2025 on the Sponsor Note (monthly installments of $134 thousand) and the Denali Underwriter Note for U.S. Tiger Securities, Inc. (monthly installments of $150 thousand). As of December 31, 2025, the Sponsor Note had an outstanding principal balance of $0.8 million and accrued interest of approximately $20 thousand at 10% per annum (calculated monthly). The Company has not recorded the accrued interest as of December 31, 2025. The Company has not received a notice of default and expects to make the payments in March 2026.

Note 6. Capital Structure

As of December 31, 2025, the Company was authorized to issue 785,000,000 shares, consisting of (i) 740,000,000 shares of Common Stock, and (ii) 45,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). Holders of the Common Stock are entitled to dividends if and when declared by the Company's

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Board of Directors (the “Board of Directors”). The holder of each share of Common Stock is entitled to one vote. As of December 31, 2025, no dividends were declared.

Common Stock Reserved

As of December 31, 2025, Common Stock reserved for future issuance, on an as converted basis, totaled 67,332,122 shares and includes 7,432,122 shares to be issued upon conversion of outstanding Warrants, 50,000,000 shares to be issued upon exercise of outstanding stock options, 1,250,000 shares to be issued under the PIPE SPA, 6,250,000 shares to be issued under the Semnur/Biconomy SPA and 2,400,000 shares reserved under the 2025 Inducement Plan (as defined in Note 7).

Preferred Stock

As of December 31, 2025, the Company had 5,423,606 shares of Series A preferred stock (“Series A Preferred Stock”) issued and outstanding. The holders of Series A Preferred Stock have various rights and preferences as follows:

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

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In September 2025, the consulting agreement with 450W42ND MIMA, LLC was terminated and no shares were issued.

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

Upon Closing, 4,000,000 shares (i.e., the then-existing 3,200,000 shares of Legacy Semnur common stock multiplied by the Exchange ratio) of Common Stock were issued to Wise Orient and the associated expense was recognized as G&A expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

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

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On July 22, 2025, Legacy Semnur entered into an amendment to the foregoing consulting services agreement, pursuant to which Legacy Semnur agreed to amend the share compensation and instead issue to JW 8,000,000 shares of Legacy Semnur common stock, subject to the satisfaction of the terms and conditions contained in the consulting services agreement, as amended.

Upon Closing, 10,000,000 shares (i.e., the then-existing 8,000,000 shares of Legacy common stock multiplied by the Exchange ratio) of Common Stock were issued to JW and the associated expense was recognized as G&A expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

On August 20, 2025, the Company entered into the PIPE SPA. As of December 31, 2025, the PIPE transaction has not closed and therefore the cash financing service fee of 7% is not a current obligation.

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

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company. At the option of the law firm, the retainer shares may be sold and the net proceeds may be applied against the outstanding legal fees. The retainer shares not applied against the outstanding legal fees due will be returned to the Company. As of December 31, 2025, it was not probable that any of the retainer shares would be applied against any outstanding legal fees.

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

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Scilex Stockholder Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a Stockholder Agreement with Scilex (the “Scilex Stockholder Agreement”). Pursuant to the Scilex Stockholder Agreement, from and after the effective time of the Business Combination, and for so long as Scilex beneficially owns any preferred stock, among other things, (i) Scilex shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to the Board of Directors (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (i) whether such Stockholder Designee is to be elected to the Board of Directors at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by the Board of Directors in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of the Board of Directors, or (ii) the size of the Board of Directors, and the Company will be required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to the Board of Directors as more fully described in the Scilex Stockholder Agreement. Scilex shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from the Board of Directors and the right to appoint a representative of Scilex to attend all meetings of the committees of the Board of Directors. The Scilex Stockholder Agreement also provides that the Company will be prohibited from taking certain actions without the consent of Scilex. Such actions include, among other things, amendments to the Certificate of Designations, increases or decreases in the size of the Board of Directors, the incurrence of certain amounts of indebtedness and the payment of dividends on common stock. In addition, the Scilex Stockholder Agreement provides that the Company will be prohibited from taking certain actions without the consent of Oramed (but only until the date on which all payments under the Scilex-Oramed Note and all other obligations under the Scilex-Oramed Note have been paid in full in cash). The actions that require Oramed’s consent include, among other things, (i) amending certain agreements, including the Scilex Stockholder Agreement, the Merger Agreement, the Company's certificate of incorporation or bylaws, the 2024 Plan (as defined in Note 7), the Stockholder Support Agreement and the Debt Exchange Agreement (as defined in Note 8), in each case that adversely affect the rights of capital stock held by Scilex in the Company (ii) approval of the issuance of capital stock of the Company that would result in Scilex holding less than 55% of the outstanding shares or voting power in the Company, (iii) forming any subsidiary that is not wholly owned and controlled by the Company, (iv) permitting any option grants to Scilex Insiders (as defined therein) pursuant to the 2024 Plan prior to the execution of the Merger Agreement to be exercisable and (v) permitting certain compensation payments to Scilex Insiders (as defined therein).

Note 7. Stock-Based Compensation

Prior to the Business Combination, the Company did not have any employees who were directly employed by the Company nor did it have its own stock-based compensation plans other than the Semnur Pharmaceuticals, Inc. 2024 Stock Option Plan (the “2024 Plan”) as described below. However, certain shared employees of Scilex support the Company and also participate in Scilex’s stock-based compensation plans that provide for the granting of stock options, non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units, and other awards. Such shared employees’ time and efforts are partially spent on activities attributable to the Company and partially spent on activities attributable to Scilex; Scilex did not have any employees whose activities are solely dedicated or solely attributable to the Company during the years ended December 31, 2025 and 2024. Total stock-based compensation recognized consists of an allocation of such shared employees’ stock-based compensation expense on the same basis as their salaries and benefits and expense for grants made to Wise Orient and JW (see Note 6 “Capital Structure — Consulting Agreements with Stock Remuneration”).

Scilex calculates the fair value of stock options granted to employees and nonemployees and employee stock purchase plan (“ESPP”) using the Black-Scholes option pricing method. The Black-Scholes option pricing method

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

requires the use of subjective assumptions.

The following assumptions were used by Scilex in the Black-Scholes option pricing model to estimate stock-based compensation on the date of grant for stock options granted and ESPP shares issued for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Stock options:
Expected dividend yield	0.0%	0.0%
Expected volatility	72.5% - 99.1%	72.0% - 119.1%
Risk-free interest rate	3.6% - 4.2%	3.8% - 4.7%
Term of options (in years)	6.3	3.0 - 6.3
Employee stock purchase plan:
Expected dividend yield	0.0%	0.0%
Expected volatility	112.9%	129.3%
Risk-free interest rate	4.3%	5.4%
Expected life (in years)	0.5	0.5

Total stock-based compensation expense recorded in the statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$205	$128
General and administrative	142,230	532
Total stock-based compensation expense	$142,435	$660

As of December 31, 2025, there was approximately $7.0 million of total unrecognized stock-based compensation expense, which is expected to be recognized over an estimated weighted-average vesting term of 3.1 years. This amount is subject to change based on the actual amount of time certain Scilex employees will spend providing services attributable to the Company.

Equity Incentive Plans

2024 Plan

On August 30, 2024, the Company adopted the 2024 Plan, under which 40,000,000 shares of Common Stock were reserved for future issuance. On the same day, NSOs to purchase an aggregate of 40,000,000 shares of the Legacy Semnur common stock were granted to members of the Company’s executive team and certain Scilex employees who provide services to Semnur. The NSOs granted have an exercise price of $1.58 per share, a term of 10 years (unless earlier terminated in accordance with the terms of the option agreement) and vest 1/48th on a monthly basis over a period of four years from the vesting commencement date as set forth in the applicable option agreement (subject to the holder’s continuous service with the Company). Upon closing, the NSO's were exchanged for 50,000,000 NSOs (i.e., the then-existing NSOs multiplied by the Exchange ratio) in Common Stock and the exercise price was adjusted to $1.26 per share (i.e., the then-existing exercise price divided by the Exchange ratio).

The NSOs are not exercisable until all payments and all obligations under the Scilex-Oramed Note have been paid in full). These NSOs are not considered to be granted under accounting rules as repayment of the Scilex-Oramed Note has not occurred as of December 31, 2025. As such, once the NSOs are considered granted, the total amount of stock-based compensation expense attributable to these NSOs would be determined based on their accounting grant-date fair value and to be recognized, on a tranche-by-tranche basis, over forty-eight equal monthly tranches. No expense was recorded in connection with the NSOs granted under the 2024 Plan as of December 31, 2025, as the vesting is contingent upon the repayment of the Scilex-Oramed Note.

As of December 31, 2025, the 50,000,000 NSO's have an intrinsic value of $686.8 million and a remaining contractual term of 8.7 years. As of December 31, 2025, no shares remained available for issuance under the 2024

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Plan.

2025 Plans

On November 17, 2025, the Board of Directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) and the 2025 Inducement Plan (the “2025 Inducement Plan”). The 2025 Plan and the 2025 ESPP are subject to stockholder approval and are not effective until such approval. The 2025 Inducement Plan does not require stockholder approval and is therefore effective upon adoption by the Board of Directors.

The 2025 Plan provides for the grant of equity-based awards including incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, and other equity-based awards. The 2025 Plan initially reserves 45,948,195 shares of Common Stock for issuance. The share reserve is subject to an annual automatic increase beginning January 1, 2027 through January 1, 2036, equal to the lesser of (i) 5% of the Company’s outstanding Common Stock as of the preceding December 31, (ii) 22,974,097 shares, or (iii) such lesser number as determined by the Board of Directors. The maximum number of shares issuable pursuant to incentive stock options under the 2025 Plan is 137,844,585 shares. Upon effectiveness of the 2025 Plan, no further grants will be made under the 2024 Plan; however, shares subject to awards granted under the 2024 Plan will continue to be governed by the 2024 Plan.

The 2025 ESPP permits eligible employees to purchase shares of Common Stock through payroll deductions at a purchase price generally equal to 85% of the fair market value of Common Stock on the applicable offering or purchase date, as specified in the plan. The 2025 ESPP initially reserves 2,297,409 shares of Common Stock for issuance, subject to an annual automatic increase beginning January 1, 2027 through January 1, 2036 equal to the lesser of (i) 1% of outstanding Common Stock as of the preceding December 31, (ii) 2,871,761 shares, or (iii) such lesser number as determined by the Board of Directors.

The 2025 Inducement Plan provides equity awards to newly hired employees as a material inducement to employment. The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, and other equity-based awards. A total of 2,400,000 shares of Common Stock is reserved for issuance under the 2025 Inducement Plan. Awards under the 2025 Inducement Plan are approved by the Compensation Committee of the Board of Directors or a majority of the Company’s independent directors and do not require stockholder approval.

Note 8. Related Parties

Transactions entered into between the Company and Scilex are considered related party transactions. These transactions have been reflected as related party loans, a long-term liability, on the consolidated balance sheets. These amounts do not carry interest, and are not expected to be settled through transfer of cash or other assets by the Company.

The total loans received from Scilex were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Loans to Scilex Holding Company — stock-based compensation	$2,435	$660
Loans to Scilex Holding Company — expenses paid by Scilex Holding Company on behalf of the Company	14,472	10,872
Total loans from Scilex Holding Company	$16,907	$11,532

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

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As of December 31, 2025, the Company had $0.3 million of service fees accrued under the Transition Services Agreement which is included in related party loan on the consolidated balance sheet.

Note 9. Income Taxes

For U.S. federal and state tax reporting purposes, the Company is a member of Scilex’s consolidated reporting group. The basis of presentation for these financial statements is on a separate standalone basis as if the Company were not a member of a consolidated group and was operating as an independent entity. Settlements of tax balances that differ from the separate entity computations are treated as either increases or decreases in equity. There were no settlements of tax balances between the entity and the Scilex during the periods presented. Total loss before income taxes for the years ended December 31, 2025 and 2024 did not include a foreign component. There was no income tax expense for the years ended December 31, 2025 and 2024.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows:

December 31,
2025
U.S. federal taxes at statutory rate	21.0%
State tax, net of federal tax benefit	1.0
Nontaxable and nondeductible items:
Business Combination expenses	(6.9)
Other	(0.1)
Change in valuation allowance	(15.0)
Effective income tax rate	—%

December 31,
2024
U.S. federal taxes at statutory rate	21.0%
Equity compensation	(3.0)
Change in valuation allowance	(18.0)
Effective income tax rate	—%

The Company files its tax returns on a consolidated or combined basis with Scilex. For purposes of its financial

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

statements, the Company has calculated its income tax amounts, including net operating losses and credit carryforwards, using a separate return methodology and has presented these amounts as if it were a separate taxpayer from Scilex in each jurisdiction for each period the Company has presented. The Company has not determined the amount of tax attributes, including net operating losses and tax credit carryovers, which it would retain if it were to deconsolidate for tax purposes from Scilex. An analysis will be performed at a future date, if necessary.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s net deferred tax assets and related valuation allowance are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$38,350	$14,517
General business and other credit carryforwards	1,319	1,319
Capitalized research expenditures	619	807
Stock-based compensation	492	—
Intangible assets	641	720
Total gross deferred tax assets	41,421	17,363
Valuation allowance	(41,421)	(17,363)
Total deferred tax assets	—	—
Deferred tax liabilities	—	—
Total net deferred tax assets	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses. The valuation allowance increased by $24.1 million during the year ended December 31, 2025, primarily due to an increase in the deferred tax asset on net operating losses. The valuation allowance increased by $0.8 million during the year ended December 31, 2024, primarily due to primarily due to an increase in the deferred tax asset on net operating losses

As of December 31, 2025, the Company had $166.2 million of U.S. federal net operating loss carryforwards, of which $10.2 million will begin to expire in 2033 for federal tax purposes and $156.0 million can be carried forward indefinitely. While these federal NOLs do not expire, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017, to 80% of taxable income. As of December 31, 2025, the Company had $58.0 million of state net operating loss carryforwards that will begin to expire in 2033.

As of December 31, 2025, the Company had federal research and development income tax credits of $1.2 million which will begin to expire in 2033. As of December 31, 2025, the Company had California research and development income tax credits of $0.6 million that have indefinite life and will not expire.

Internal Revenue Code Section 382 (“Section 382”) rules apply to limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. For the years ended December 31, 2025 and 2024, a formal Section 382 analysis and computation have not been performed. Additionally, since there is a taxable loss in both years, the absence of the Section 382 limitation analysis does not have an impact for the periods presented and there was no impact of such limitations on the Company’s income tax provisions.

The Company is subject to taxation in U.S. federal and state tax jurisdictions. All of the Company’s tax years will remain open for three years for examination by the federal and state tax authorities from the date of utilizations of net operating loss. There are no active tax compliance audits as of December 31, 2025.

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Uncertain Income Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024
Balance at the beginning of the year	$354	$354
Balance at the end of the year	$354	$354

As of December 31, 2025 and 2024, the Company had $0.4 million in total unrecognized tax benefits, which have been reflected as a reduction in deferred tax assets. If these were to be recognized, they would affect the effective tax rate, however given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the years ended December 31, 2025 and 2024.

The Company believes that no material amount of the liabilities for uncertain tax positions are expected to reverse within 12 months of December 31, 2025.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(160,416)	$(4,690)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	204,784,615	200,000,000
Net loss per share, basic and diluted	$(0.78)	$(0.02)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	Year Ended December 31,
	2025	2024
Shares subject to outstanding common stock options	50,000,000	50,000,000
Shares subject to outstanding common stock warrants	7,432,122	—
Retainer shares	12,500,000	—
Total	69,932,122	50,000,000