Form 10-Q
period 2026-03-31
Semnur Pharmaceuticals, Inc.
filed 2026-05-13
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 25, 2026, the registrant had 230,209,142 shares of common stock outstanding.

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
•
the effect of global economic and political developments, including the conflicts in Ukraine and the Middle East (including Iran);
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$103	$20
Prepaid expenses	1,116	576
Total current assets	1,219	596
Property and equipment, net	750	750
Total assets	$1,969	$1,346
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,423	$5,912
Accrued expenses	1,190	739
Promissory notes	2,767	3,517
Total current liabilities	10,380	10,168
Related party loan	16,915	11,928
Total liabilities	27,295	22,096
Commitments and contingencies (See Note 4)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 5,423,606 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 230,209,142 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	255,026	255,026
Accumulated deficit	(280,376)	(275,800)
Total stockholders' deficit	(25,326)	(20,750)
Total liabilities and stockholders' deficit	$1,969	$1,346

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,266	$187
General and administrative	$3,310	478
Total operating expenses	4,576	665
Loss from operations	(4,576)	(665)
Net loss and comprehensive loss	$(4,576)	$(665)
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding, basic and diluted	230,209,142	200,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(unaudited)

	Preferred Stock		Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2025	5,423,606	$1	—	$—	230,209,142	$23	$255,026	$(275,800)	$(20,750)
Net loss	—	—	—	—	—	—	—	(4,576)	(4,576)
Balance, March 31, 2026	5,423,606	$1	—	$—	230,209,142	$23	$255,026	$(280,376)	$(25,326)

	Preferred Stock		Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2024	—	$—	160,000,000	$2	—	$—	$72,598	$(115,384)	$(42,784)
Retroactive application of recapitalization	—	—	(160,000,000)	(2)	200,000,000	20	(18)	—	—
Adjusted balance, January 1, 2025	—	—	—	—	200,000,000	20	72,580	(115,384)	(42,784)
Net loss	—	—	—	—	—	—	—	(665)	(665)
Balance, March 31, 2025	—	$—	—	$—	200,000,000	$20	$72,580	$(116,049)	$(43,449)

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(4,576)	$(665)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	1,484	92
Changes in operating assets and liabilities:
Prepaid expenses	(540)	2
Accounts payable	511	—
Accrued expenses	451	172
Net cash used in operating activities	(2,670)	(399)
Financing activities
Proceeds from related party loans	3,503	1,230
Repayment of promissory notes	(750)	—
Payments of deferred offering costs	—	(836)
Net cash provided by financing activities	2,753	394
Net change in cash and cash equivalents	83	(5)
Cash and cash equivalents at beginning of period	20	12
Cash and cash equivalents at end of period	$103	$7

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Operations

Organization and Principal Activities

Semnur Pharmaceuticals, Inc. (“Semnur” or the “Company”) is the successor entity to Denali Capital Acquisition Corp. (“Denali”). The Company is a Delaware corporation and is headquartered in Palo Alto, California. As of March 31, 2026, the Company has two wholly owned subsidiaries, Semnur (BVI), Limited and Semnur, Inc.

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

On September 22, 2025 (the “Closing”), the Company consummated a business combination pursuant to an agreement and plan of merger, dated as of August 30, 2024, (the “Initial Merger Agreement,” as amended by Amendment No. 1 to Agreement and Plan of Merger, dated April 16, 2025, “Amendment No. 1 to the Initial Merger Agreement” and Amendment No. 2 to Agreement and Plan of Merger, dated July 22, 2025, “Amendment No. 2 to the Initial Merger Agreement” and collectively, the “Merger Agreement”), by and among Denali, Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Merger Sub”), and Legacy Semnur. Pursuant to the terms of the Merger Agreement, the business combination (herein referred to as the “Business Combination” or “reverse recapitalization” for accounting purposes) between Denali and Legacy Semnur was effected through the merger of Merger Sub with and into Legacy Semnur with Legacy Semnur surviving as Denali’s wholly owned subsidiary. In connection with the Business Combination, Denali changed its name from Denali Capital Acquisition Corp. to Semnur Pharmaceuticals, Inc. Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Legacy Semnur and Denali.

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

The Business Combination was accounted for as a reverse recapitalization. Because Scilex controlled the Company before the Business Combination and also controlled the Company following the Business Combination, Denali was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Semnur issuing stock for the net assets of Denali, accompanied by a recapitalization whereby the net assets of Denali will be stated at historical cost and no goodwill or other intangible assets are recorded.

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

As of March 31, 2026, the transactions contemplated by the PIPE SPA had not closed, no shares of Common Stock had been issued thereunder and no proceeds had been received by the Company.

On April 20, 2026, the Company and Semnur, Inc. delivered written notice to the investor under the PIPE SPA terminating such agreement pursuant to Section 8 thereof. As a result of such termination, the PIPE SPA is no longer in effect and the transactions contemplated thereby will not be consummated.

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, the Company entered into the Semnur/Biconomy SPA with Biconomy PTE.LTD (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, the Company agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s respective aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the Semnur/Biconomy SPA without liability.

As of March 31, 2026, the transaction had not closed and accordingly, the shares have not been issued and the funds have not been received.

On April 20, 2026, the Company delivered written notice to Biconomy terminating the Semnur/Biconomy SPA pursuant to Section 8 thereof. Accordingly, the Semnur/Biconomy SPA was terminated effective April 20, 2026, and the transactions contemplated thereby will not be consummated.

Public Warrants and Private Placement Warrants

Upon completion of the Business Combination, public and private placement warrants that were issued by Denali in connection with its IPO (“Public Warrants” and “Private Warrants”, respectively, and together, the “Warrants”) remained outstanding and pursuant to the terms thereof holders of such warrants are entitled to acquire shares of Common Stock at an exercise price of $11.50. The Warrants expire in September 2027.

In December 2025, 1,327,878 Warrants were exercised on a cashless basis for 468,164 shares of Common Stock. As of March 31, 2026 and December 31, 2025, there were 7,432,122 Warrants outstanding which are exercisable for 7,432,122 shares of Common Stock.

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

As of March 31, 2026, the Company had cash and cash equivalents of $0.1 million and accumulated deficit of $280.4 million. During the three months ended March 31, 2026, the Company had operating losses of $4.6 million and negative cash flows from operations of $2.7 million. The Company is dependent upon Scilex to provide services and funding to support the operations of the Company until, at least, such time as external financing is obtained. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to develop and seek regulatory approval for SP-102.

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

Although the Company believes such plans, if executed, should provide the Company with financing to meet its needs,

successful completion of such plans is dependent on factors outside the Company’s control. As a result, management has concluded that the aforementioned conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.

These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP were condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025. Operating results for the three-month periods presented are not necessarily indicative of the results that may be expected for the Company’s 2026 fiscal year, or any subsequent period.

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

•
Third-party debt held by Scilex and the related interest expense have not been allocated to the Company's condensed consolidated financial statements as the Company was not the legal obligor of the third-party debt and Scilex’s borrowings were not directly attributable to the Company. To fund the Company’s operating cash flow needs, Scilex made payments on behalf of the Company directly to vendors and allocated non-cash stock-based compensation expenses during the three months ended March 31, 2026 and 2025. See Note 8 for additional details.

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

During the three months ended March 31, 2026, the Company incurred expenses of $0.13 million related to the Lifecore Master Services Agreement.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. There was no impairment of long-lived assets during the three months ended March 31, 2026 and 2025.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. As of March 31, 2026 and December 31, 2025, the Company has accounted for the Public Warrants and Private Warrants as equity-classified instruments.

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

For purposes of determining the inputs used in the calculation of stock-based compensation, the Company determines the expected life assumption for options issued using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period since the Company does not have historic exercise behavior. The Company determines an estimate of option volatility based on an assessment of historical volatilities of comparable companies whose share prices are publicly available. The Company uses these estimates, in conjunction with the fair value of Scilex’s common stock, risk-free interest rate, and the expected dividend yield as inputs in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s condensed consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for all public business entities for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and related disclosures.

Note 3. Balance Sheet Components

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Construction-in-progress	$750	$750
Furniture	17	17
Computers and equipment	8	8
Property and equipment, gross	775	775
Less: accumulated depreciation	(25)	(25)
Property and equipment, net	$750	$750

The Company recognized no depreciation expense for three months ended March 31, 2026 and 2025. Costs for long-lived assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation	$936	$469
Accrued professional fees	123	236
Accrued research & development	107	30
Accrued other	24	4
Total accrued expenses	$1,190	$739

Note 4. Commitments and Contingencies

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings with respect to itself or any of its material properties.

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

Subsidiary Guarantee to Scilex-Oramed Note

On September 21, 2023, Scilex entered into, and consummated the transactions contemplated by, a Securities Purchase Agreement (the “Scilex-Oramed SPA”) with Oramed Pharmaceuticals Inc. (“Oramed”) and the Agent (as defined below), pursuant to which, among other things, Scilex issued to Oramed a senior secured promissory note due 18 months from the date of issuance in the principal amount of $101.9 million (the “Scilex-Oramed Note”). In connection with the Scilex-Oramed SPA, Scilex and each of its subsidiaries, including Legacy Semnur, (collectively, the “Guarantors”) entered into a subsidiary guarantee (as amended, the “Subsidiary Guarantee”) with Oramed and Acquiom Agency Services LLC, as the collateral agent for the holders of the Scilex-Oramed Note (the “Agent”), pursuant to which, the Guarantors have agreed to guarantee and act as surety for payment of the Scilex-Oramed Note and any additional notes issued by Scilex in full or partial substitution of the Scilex-Oramed Note. Following the execution of the amended and restated security agreement with Oramed on October 8, 2024, and upon completion of the Business Combination, as of September 22, 2025, the Company was no longer a Guarantor under the Subsidiary Guarantee.

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

The following summarizes the new promissory notes as a result of the Business Combination:

		Existing Denali Balance	New Agreements
Note	Original Issue Date		Note	Discharge
Sponsor Note	4/11/2023, 7/10/2024	$1,807	$806	$1,144
FutureTech Note	7/11/2023	1,363	1,022	340
Denali Underwriter Notes	4/6/2022	2,888	2,650	350
Total promissory notes		$6,058	$4,478	$1,834

As of March 31, 2026 and December 31, 2025, the Company had total current promissory notes of $2.8 million and $3.5 million, respectively, all of which are due in less than a year.

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

Out of the outstanding promissory notes, the Company did not make certain scheduled installment payments during the first quarter of 2026 on the Sponsor Note (monthly installments of $134 thousand), the Denali Underwriter Note for U.S. Tiger Securities, Inc. (monthly installments of $150 thousand) and the FutureTech Note (monthly installments of $170 thousand). As of March 31, 2026 and December 31, 2025, the Sponsor Note had an outstanding principal balance of $0.7 million and $0.8 million, respectively, and accrued interest of approximately $40 thousand and $20 thousand, respectively, at 10% per annum (calculated monthly). The Company has not recorded the accrued interest as of March 31, 2026 and December 31, 2025. The Company has not received a notice of default and expects to make the payments in June 2026.

As of March 31, 2026, the FutureTech Note and Denali Underwriter Notes have an outstanding principal balance of $0.4 million and $1.7 million, respectively. As of December 31, 2025, the FutureTech Note and Denali Underwriter Notes have an outstanding principal balance of $0.5 million and $2.1 million, respectively.

Note 6. Capital Structure

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 785,000,000 shares, consisting of (i) 740,000,000 shares of Common Stock, and (ii) 45,000,000 shares of preferred stock, par value $0.0001 per share, of the Company (“Preferred Stock”). Holders of the Common Stock are entitled to dividends if and when declared by the Company's Board of Directors (the “Board of Directors”). The holder of each share of Common Stock is entitled to one vote. As of March 31, 2026 and December 31, 2025, no dividends were declared.

Common Stock Reserved

As of March 31, 2026 and December 31, 2025, Common Stock reserved for future issuance includes, on an as-converted basis, a total of 67,332,122 shares and includes 7,432,122 Warrants, 50,000,000 outstanding stock options (see Note 7), 1,250,000 shares to be issued under the PIPE SPA, 6,250,000 shares to be issued under the Semnur/Biconomy SPA and 2,400,000 shares reserved under the 2025 Inducement Plan.

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 5,423,606 shares of Series A Preferred Stock (“Series A Preferred Stock”) issued and outstanding. The holders of Series A Preferred Stock have various rights and preferences as follows:

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

Upon Closing, 4,000,000 shares (i.e., the then-existing 3,200,000 shares of Legacy Semnur common stock multiplied by the Exchange ratio) of Common Stock were issued to Wise Orient and the associated expense was recognized as general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

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

Upon Closing, 10,000,000 shares (i.e., the then-existing 8,000,000 shares of Legacy common stock multiplied by the Exchange ratio) of Common Stock were issued to JW and the associated expense was recognized as general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

As of March 31, 2026, the PIPE transaction had not closed and therefore the cash financing service fee of 7% is not a current obligation. Additionally, the Company terminated the PIPE transaction in April 2026.

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

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company. At the option of the law firm, the retainer shares may be sold and the net proceeds may be applied against the outstanding legal fees. The retainer shares not applied against the outstanding legal fees due will be returned to the Company. As of March 31, 2026, it was not probable that any of the retainer shares would be applied against any outstanding legal fees.

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

Note 7. Stock-Based Compensation

Prior to the Business Combination, the Company did not have any employees who were directly employed by the Company nor did it have its own stock-based compensation plans other than the Semnur Pharmaceuticals, Inc. 2024 Stock Option Plan (the "2024 Plan") as described below. However, certain shared employees of Scilex support the

Company and also participate in Scilex’s stock-based compensation plans that provide for the granting of stock options, non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units, and other awards. Such shared employees’ time and efforts are partially spent on activities attributable to the Company and partially spent on activities attributable to Scilex; Scilex did not have any employees whose activities are solely dedicated or solely attributable to the Company during the three months ended March 31, 2026 and 2025. Total stock-based compensation recognized consists of an allocation of such shared employees’ stock-based compensation expense on the same basis as their salaries and benefits and expense for grants made to Wise Orient and JW (see Note 6 “Capital Structure — Consulting Agreements with Stock Remuneration”).

Scilex calculates the fair value of stock options granted to employees and nonemployees and employee stock purchase plan (“ESPP”) using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions.

Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$4	$27
General and administrative	1,480	65
Total stock-based compensation expense	$1,484	$92

As of March 31, 2026, there was approximately $5.7 million of total unrecognized stock-based compensation expense, which is expected to be recognized over an estimated weighted-average vesting term of 2.8 years. This amount is subject to change based on the actual amount of time certain Scilex employees will spend providing services attributable to the Company.

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

The NSOs are not exercisable until all payments and all obligations under the Scilex-Oramed Note have been paid in full. These NSOs are not considered to be granted under accounting rules as repayment of the Scilex-Oramed Note has not occurred. As such, once the NSOs are considered granted, the total amount of stock-based compensation expense attributable to these NSOs would be determined based on their accounting grant-date fair value and to be recognized, on a tranche-by-tranche basis, over forty-eight equal monthly tranches. No expense was recorded in connection with the NSOs granted under the 2024 Plan as of March 31, 2026, as the vesting is contingent upon the repayment of the Scilex-Oramed Note.

As of March 31, 2026, the 50,000,000 NSOs have an intrinsic value of $336.8 million and a remaining contractual term of 8.4 years. As of March 31, 2026, no shares remained available for issuance under the 2024 Plan.

2025 Plan

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

The 2025 Plan provides for the grant of equity-based awards, including incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, and other equity-based awards. The 2025 Plan initially reserves 45,948,195 shares of Common Stock for issuance. The share reserve is subject to an annual automatic increase beginning January 1, 2027 through January 1, 2036, equal to the lesser of (i) 5% of the outstanding Common Stock as of the preceding December 31, (ii) 22,974,097 shares, or (iii) such lesser number as determined by the Board of Directors. The maximum number of shares issuable pursuant to incentive stock options under the 2025 Plan is 137,844,585 shares. Upon effectiveness of the 2025 Plan, no further grants will be made under the 2024 Plan; however, shares subject to awards granted under the 2024 Plan will continue to be governed by the 2024 Plan.

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

The 2025 Inducement Plan provides equity awards to newly hired employees as a material inducement to employment. The 2025 Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, and other equity-based awards. A total of 2,400,000 shares of Common Stock is reserved for issuance under the 2025 Inducement Plan. Awards under the 2025 Inducement Plan are approved by the Compensation Committee of the Board of Directors or a majority of the Company’s independent directors and do not require stockholder approval.

Note 8. Related Parties

Transactions entered into between the Company and Scilex are considered related party transactions. These transactions have been reflected as related party loans, a long-term liability, on the condensed consolidated balance sheets. These amounts do not carry interest, and are not expected to be settled through transfer of cash or other assets by the Company.

The total loans received from Scilex were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Loans from Scilex Holding Company — stock-based compensation	$1,484	$92
Loans from Scilex Holding Company — expenses paid by Scilex Holding Company on behalf of the Company	3,503	1,230
Total loans from Scilex Holding Company	$4,987	$1,322

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

As of March 31, 2026 and December 31, 2025, the Company had $0.38 million and $0.37 million, respectively, of service fees accrued under the Transition Services Agreement which is included in related party loans on the consolidated balance sheets.

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(4,576)	$(665)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	230,209,142	200,000,000
Net loss per share, basic and diluted	$(0.02)	$(0.01)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	Three Months Ended March 31,
	2026	2025
Shares subject to outstanding common stock options	50,000,000	50,000,000
Shares subject to outstanding common stock warrants	7,432,122	—
Retainer shares	12,500,000	—
Total	69,932,122	50,000,000

Note 10. Subsequent events

On April 20, 2026, the Company and Semnur, Inc. delivered written notice to the investor under the PIPE SPA terminating such agreement pursuant to Section 8 thereof. As a result of such termination, the PIPE SPA is no longer in effect and the transactions contemplated thereby will not be consummated.

On April 20, 2026, the Company delivered written notice to Biconomy terminating the Semnur/Biconomy SPA pursuant to Section 8 thereof. Accordingly, the Semnur/Biconomy SPA was terminated effective April 20, 2026, and the transactions contemplated thereby will not be consummated.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of our current or future product candidates. As of March 31, 2026, we had cash and cash equivalents of $0.1 million and accumulated deficit of $280.4 million. During the three months ended March 31, 2026, we had operating losses of $4.6 million and negative cash flows from operations of $2.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities, certain allocated general and administrative costs associated with our operations and certain costs associated with the Business Combination. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Further, the Company’s condensed consolidated financial statements are dependent on assumptions and allocations from the Scilex Holding Company (“Scilex”) financial statements that management deems were reasonable and appropriate under the circumstances. Nevertheless, the Company’s condensed consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company also may have incurred additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in its historical results of operations, financial position and cash flows.

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

Material Agreements

Securities Purchase Agreement (the “PIPE SPA")

On August 20, 2025, we and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the PIPE SPA without liability. As of March 31, 2026, the transaction had not closed and accordingly, shares have not been issued and funds have not been received.

Additionally, in connection with the PIPE SPA, we are obligated to pay a cash financing service fee of 7% of the received investment funds.

On April 20, 2026, the Company and Semnur, Inc. delivered written notice to the investor under the PIPE SPA terminating such agreement pursuant to Section 8 thereof. As a result of such termination, the PIPE SPA is no longer in effect and the transactions contemplated thereby will not be consummated.

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, we entered into the Semnur/Biconomy SPA with Biconomy PTE.LTD (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, we agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s respective aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the Semnur/Biconomy SPA without liability. As of March 31, 2026, the transaction had not closed and accordingly, shares have not been issued and funds have not been received.

On April 20, 2026, the Company delivered written notice to Biconomy terminating the Semnur/Biconomy SPA pursuant to Section 8 thereof. Accordingly, the Semnur/Biconomy SPA was terminated effective April 20, 2026, and the transactions contemplated thereby will not be consummated.

Promissory Notes

As of March 31, 2026 and December 31, 2025, we have promissory notes totaling $2.7 million, all of which are due in less than a year.

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

During the three months ended March 31, 2026, we incurred expenses of $0.14 million related to the Lifecore Master Services Agreement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$1,266	$187	$1,079
General and administrative	3,310	478	2,832
Total operating expenses	4,576	665	3,911
Loss from operations	(4,576)	(665)	(3,911)
Net loss	$(4,576)	$(665)	$(3,911)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
SP-102:
Contracted R&D	$755	$75	$680
Personnel	355	5	350
Other	156	107	49
Total research and development expenses	$1,266	$187	$1,079

Total research and development expenses for the three months ended March 31, 2026 and 2025 were $1.3 million and $0.2 million, respectively. The increase of $1.1 million was primarily driven by higher personnel‑related costs of approximately $0.3 million due to increased full‑time equivalent headcount, higher consultant costs of approximately $0.3 million related to the SP‑102‑5 study, and increased clinical development costs of approximately $0.2 million associated with the initiation of the SP‑102‑5 study in the fourth quarter of 2025.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2026 and 2025 were $3.3 million and $0.5 million, respectively. The increase of $2.8 million was primarily attributable to higher personnel‑related costs of approximately $2.1 million resulting from increased full‑time equivalent headcount and higher allocated personnel costs. The increase was also driven by higher legal and professional fees of approximately $0.3 million related to services provided by external legal counsel and patent service providers.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $0.1 million and accumulated deficit of $280.4 million. During the three months ended March 31, 2026, we had operating losses of $4.6 million and negative cash flows from operations of $2.7 million. We are dependent upon Scilex and its affiliates to provide services and funding to support our operations until, at least, such time as external financing is obtained. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to develop and seek regulatory approval for SP-102.

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

Material Cash Requirements

As of March 31, 2026, we have promissory notes totaling $2.7 million, all of which are due in less than a year.

As of March 31, 2026, we have a long-term related party loan totaling $16.9 million due to Scilex.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash from operating activities	$(2,670)	$(399)	$(2,271)
Net cash from financing activities	2,753	394	2,359
Net change in cash and cash equivalents	$83	$(5)	$88

Cash Flows from Operating Activities

Net cash used in operating activities increased by $2.3 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily related to higher expenses primarily due to an increase in headcount, an increase in clinical development activities and an increased in general costs associated with managing a public company.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $2.4 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. The increase was primarily attributable to higher proceeds from related‑party loans during the quarter. These inflows were partially offset by repayments of promissory notes during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2026 consisted of $0.1 million in bank deposits and money market funds. We invest primarily in high-quality money market funds, which we believe are subject to limited credit risk. Due to the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the following risk factors, as well as the other information set forth in this Quarterly Report on Form 10-Q, including matters addressed in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements”. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial. The following discussions should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included therein.

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

If we cannot successfully execute any one of the foregoing, our business may not succeed or become profitable. Since our inception, we have incurred significant net losses. For the three months ended March 31, 2026 and 2025, we had net losses of $4.6 million and $0.7 million, respectively. As of March 31, 2026, we had an accumulated deficit of $280.4 million. For the foreseeable future, we expect to continue to incur significant expenses related to the research and development of our product candidate, SP-102. We expect to incur substantial losses for the foreseeable future and may never become profitable.

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

As of March 31, 2026, our cash and cash equivalents were $0.1 million and we had an accumulated deficit of $280.4 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In section titled “Liquidity and Going Concern” under Note 1 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2025, which stated that substantial doubt existed about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $280.4 million and $275.8 million as of March 31, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials, which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be impeded.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate key executives to accomplish our business objectives, we may experience constraints that will significantly impede our ability to raise additional capital and our ability to implement our overall business strategy. In particular, we are highly dependent upon our executive officers, including Henry Ji, Ph.D., our Chief Executive Officer and President and Stephen Ma, our Chief Financial Officer. The loss of services of these executive officers could delay or prevent the successful development of our product pipeline and completion of our planned clinical trials. We do not carry “key person” insurance on any of our executive officers or other employees.

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

As of March 31, 2026, we have five full-time employees, including one employee who has a M.D. As a subsidiary of Scilex, we have been dependent upon the services provided by Scilex employees. As of March 31, 2026, Scilex has 32 full-time employees, including five employees who have M.D.s or Ph.D.s providing services to us. We will need to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

Moreover, the current Trump administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi- lateral trade agreements and treaties with foreign countries. In addition, the current Trump administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the current Trump administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. Although the current Trump Administration has not yet implemented tariffs on pharmaceuticals, there can be no assurance that it will not implement such tariffs in the future. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business.

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, as well as the ongoing geopolitical conflicts in Ukraine, war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, tensions between not only the U.S. and China, but also between the U.S. and other countries in the international community.

The ongoing conflict between Russia and Ukraine, war in Iran and other conflicts and instability in the Middle East and instability in Venezuela are causing disruptions to global economic conditions. It is not possible to predict the broader consequences of these ongoing conflicts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing U.S. macroeconomic conditions and financial markets, all of which could impact the business, financial condition, and results of operations of the Company as well as our ability to raise capital. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability.

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

Where we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing and prosecution of patent and trademark applications, or to maintain the patents covering technology that we license from third parties and associated trademark registrations, or such activities, if controlled by us, may require the input of such third parties. We may also require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents, trademarks and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents and trademarks, or any patents and trademark registrations that may be issued from such applications. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, including making royalty and milestone payments, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license, or expiration of licensed patents or patent applications, or loss of trademark rights, could have a material adverse impact on our business. Our business would suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents or trademarks against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We have limited experience submitting applications for marketing authorization to the FDA, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the current Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Furthermore, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the long-standing Chevron doctrine that required courts to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes, could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. The Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process, any of which could adversely impact our business and operations.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business, financial condition and results of operations. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities in 2020. Additionally, the current administration announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. For example, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. If a prolonged government shutdown occurs, if funding for the FDA or other federal agencies (including their workforce) is reduced or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Since its enactment, there have been ongoing efforts to modify the ACA and its implementing regulations. For example, tax legislation enacted at the end of 2017 included provisions that, effective January 1, 2019, eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage, or the so-called “individual mandate.” It is unclear how healthcare reform measures enacted by Congress or implemented by the current Trump administration or efforts, if any, to modify the ACA or its implementing regulations, or portions thereof, will impact our business. Litigation and legislation over the ACA and other healthcare reform measures are likely to continue, with unpredictable and uncertain results. Further, additional legislative changes to and regulatory changes under or related to the ACA remain possible.

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

Scilex currently performs or supports many important corporate functions for our company. Our financial statements as of and for the periods ended March 31, 2026 and December 31, 2025 reflect charges for these services on an allocation basis. As a result, our financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority owned subsidiary of Scilex. In connection with the closing of the Business Combination, we entered into the Transition Services Agreement with Scilex, pursuant to which we will be able to utilize certain employees and other service providers of Scilex (including Scilex’s sales force) to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. The services under the Transition Services Agreement will be provided for a period of three years on a cost plus 10% basis, provided that the service fees will not exceed $2.0 million per annum until all payments under the Scilex-Oramed Note have been paid in full in cash, and we will reimburse Scilex for its out-of-pocket fees, costs or expenses. We expect to incur other costs to replace the services and resources that will not be provided by Scilex. We will also incur additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Scilex. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an ERP system, while our systems are currently being fully supported by Scilex.

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

As of March 31, 2026, Scilex (together with certain of its subsidiaries) controls approximately 81.9% of the voting power of our company (excluding voting power represented by the Series A Preferred Stock held by Scilex), which means that, based on its percentage voting power controlled, Scilex will control the vote of all matters submitted to a vote of our stockholders. This control will enable Scilex to control the election of the members of our Board of Directors and all other corporate decisions. In particular, for so long as Scilex continues to own a majority of our Common Stock, Scilex will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us.

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
•
our relationship with Scilex;
•
general political and economic conditions, including the wars in Ukraine and the Middle East region, and regime change in Venezuela;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock, the trading price of our Common Stock could decline and it could impair our ability to raise capital through the sale of additional equity securities. The Common Stock held by Jiandong “Peter” Xu, FutureTech Capital LLC, Huifeng Chang, Lei Huang, Jim Mao, You “Patrick” Sun and Kevin Vassily (the “Sponsor Shares”), except those held by our former directors and officers, and Private Warrants (as defined below) are subject to lock-up provisions that restrict the ability to transfer such shares of Common Stock and Private Warrants until one year from the close of the Business Combination, subject to certain exceptions.

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

As of March 31, 2026, our directors, executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own, in the aggregate, approximately 94.6% of our outstanding voting stock (excluding voting power represented by the Series A Preferred Stock held by Scilex). This concentration of voting power may make it less likely that any other holder of Common Stock will be able to affect the way we are managed and could delay or prevent an acquisition of our company on terms that other stockholders may desire. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. See “Risk Factors — We are controlled by Scilex, whose interests may differ from those of our public shareholders” above for additional information regarding Scilex’s influence and control in us.

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

Outstanding public and private placement warrants (“Public Warrants” and “Private Warrants”, respectively, and together, the “Warrants”) to purchase an aggregate of 8,760,000 shares of Common Stock became exercisable in accordance with the terms of the warrant agreement, dated April 6, 2022, by and between VStock Transfer, LLC (“VStock”), as warrant agent, and Denali (the “Warrant Agreement”), governing those securities, upon completion of the Business Combination. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.”

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

Attacks upon systems across a variety of industries, including industries related to cryptocurrency, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, war in Iran and other conflicts and instability in the Middle East and instability in Venezuela, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not undertake any unregistered sales of our equity securities during the three months ended March 31, 2026.

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File/Reg. No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-1	August 12, 2025

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 16, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-2	April 21, 2025

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 22, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-3	July 23, 2025

3.1	Restated Certificate of Incorporation of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.1	September 26, 2025

3.2	Certificate of Designations of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.2	September 26, 2025

3.3	Bylaws of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.3	September 26, 2025

10.1	Separation Agreement, effective as of March 13, 2026, by and between Semnur Pharmaceuticals, Inc. and Jaisim Shah.	8-K	001-41351	10.1	March 17, 2026

31.1	Certification of Henry Ji,Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	Filed herewith

104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Semnur Pharmaceuticals, Inc.

Date: May 13, 2026	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chief Executive Officer and President (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Stephen Ma
Stephen Ma
Chief Financial Officer, Chief Operating Officer, Senior Vice President and Secretary (Principal Financial and Accounting Officer)