Form 10-Q
period 2026-06-30
Semnur Pharmaceuticals, Inc.
filed 2026-08-10
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

* On April 16, 2025, the registrant’s securities were suspended from trading on The Nasdaq Capital Market. On April 17, 2025, the registrant’s securities began trading on the OTCQB marketplace maintained by the OTC Markets Group, Inc. under the symbols “DNQAF,” “DNQWF” and “DNQUF.” In connection with the domestication and business combination discussed herein, on September 23, 2025, the registrant’s securities began trading on the OTCQB marketplace maintained by the OTC Markets Group, Inc. under the symbols “SMNR” and “SMNRW.”

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

As of August 10, 2026, the registrant had 230,209,142 shares of common stock outstanding.

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

ii

•
the ability to protect and enhance our corporate reputation and brand;
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

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by our management prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39	$20
Prepaid expenses	1,103	576
Other current assets	51	-
Total current assets	1,193	596

Non-current assets:
Property and equipment, net	750	750
Total assets	$1,943	$1,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,918	$5,912
Accrued expenses	1,647	739
Promissory notes	2,107	3,517
Total current liabilities	10,672	10,168

Non-current liabilities:
Related party loan	20,944	11,928
Total liabilities	31,616	22,096

Commitments and contingencies (See Note 4)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 5,423,606 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 230,209,142 shares issued and outstanding as of June 30, 2026 and December 31, 2025	23	23
Additional paid-in capital	255,026	255,026
Accumulated deficit	(284,723)	(275,800)
Total stockholders' deficit	(29,673)	(20,750)
Total liabilities and stockholders' deficit	$1,943	$1,346

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,249	$502	$2,515	$689
General and administrative	2,975	497	6,285	975
Total operating expenses	4,224	999	8,800	1,664

Loss from operations	(4,224)	(999)	(8,800)	(1,664)

Other expense:
Interest expense	(123)	-	(123)	-
Total other expense	(123)	-	(123)	-

Net loss and comprehensive loss	$(4,347)	$(999)	$(8,923)	$(1,664)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Weighted average shares of common stock outstanding, basic and diluted	230,209,142	200,000,000	230,209,142	200,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(unaudited)

	Preferred Stock		Legacy Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	5,423,606	$1	—	$—	230,209,142	$23	$255,026	$(275,800)	$(20,750)
Net loss	—	—	—	—	—	—	—	(4,576)	(4,576)
Balance, March 31, 2026	5,423,606	1	—	—	230,209,142	23	255,026	(280,376)	(25,326)
Net loss	—	—	—	—	—	—	—	(4,347)	(4,347)
Balance, June 30, 2026	5,423,606	$1	—	$—	230,209,142	$23	$255,026	$(284,723)	$(29,673)

	Preferred Stock		Legacy Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	160,000,000	$2	—	$—	$72,598	$(115,384)	$(42,784)
Retroactive application of recapitalization	—	—	(160,000,000)	(2)	200,000,000	20	(18)	—	—
Adjusted balance, January 1, 2025	—	—	—	—	200,000,000	20	72,580	(115,384)	(42,784)
Net loss	—	—	—	—	—	—	—	(665)	(665)
Balance, March 31, 2025	—	—	—	—	200,000,000	20	72,580	(116,049)	(43,449)
Net loss	—	—	—	—	—	—	—	(999)	(999)
Balance, June 30, 2025	—	$—	—	$—	200,000,000	$20	$72,580	$(117,048)	$(44,448)

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,923)	$(1,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,779	211
Interest accrued on Promissory notes	123	-
Changes in operating assets and liabilities:
Prepaid expenses	(527)	2
Other assets	(51)	—
Accounts payable	1,006	—
Accrued expenses	785	1,320
Net cash used in operating activities	$(4,808)	$(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes	(1,410)	—
Proceeds from related party loans	6,237	2,528
Payments of deferred offering costs	-	(2,354)
Net cash provided by financing activities	$4,827	$174

Net change in cash and cash equivalents	19	43
Cash and cash equivalents at beginning of period	20	12
Cash and cash equivalents at end of period	$39	$55

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Operations

Organization and Principal Activities

Semnur Pharmaceuticals, Inc. (“Semnur” or the “Company”) is the successor entity to Denali Capital Acquisition Corp. (“Denali”). The Company is a Delaware corporation and is headquartered in Palo Alto, California. As of June 30, 2026, the Company has two wholly owned subsidiaries, Semnur (BVI), Limited and Semnur, Inc.

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

On September 22, 2025 (the “Closing”), the Company consummated a business combination pursuant to an agreement and plan of merger, dated as of August 30, 2024, (the “Initial Merger Agreement,” as amended by Amendment No. 1 to Agreement and Plan of Merger, dated April 16, 2025, “Amendment No. 1 to the Initial Merger Agreement” and Amendment No. 2 to Agreement and Plan of Merger, dated July 22, 2025, “Amendment No. 2 to the Initial Merger Agreement” and collectively, the “Merger Agreement”), by and among Denali, Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Merger Sub”), and Legacy Semnur. Pursuant to the terms of the Merger Agreement, the business combination (herein referred to as the “Business Combination” or “reverse recapitalization” for accounting purposes) between Denali and Legacy Semnur was effected through the merger of Merger Sub with and into Legacy Semnur with Legacy Semnur surviving as Denali’s wholly owned subsidiary. In connection with the Business Combination, Denali changed its name from Denali Capital Acquisition Corp. to Semnur Pharmaceuticals, Inc. Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Legacy Semnur.

The Company's Common Stock and warrants were listed on the OTC Markets Group, Inc. on September 23, 2025 under the new ticker symbols “SMNR” and “SMNRW,” respectively.

In accordance with the terms and subject to the conditions of the Merger Agreement, at Closing, (i) each share of Legacy Semnur common stock outstanding immediately prior to Closing was automatically cancelled in exchange for the right to receive 1.25 shares (the “Exchange Ratio”) of Common Stock, (ii) each share of Legacy Semnur preferred stock outstanding immediately prior to the Closing was cancelled in exchange for the right to receive (a) one share of Series A Preferred Stock (as defined in Note 6) and (b) one-tenth of one share of Common Stock, and (iii) each option to purchase shares of Legacy Semnur common stock outstanding as of immediately prior to the Closing was converted into the right to receive a comparable option to purchase shares of Common Stock.

As such, 160,000,000 shares of Legacy Semnur common stock held by Scilex and 40,000,000 Legacy Semnur stock options, respectively, were automatically cancelled in exchange for 200,000,000 shares of Common Stock and 50,000,000 options to purchase Common Stock, respectively, at the Exchange Ratio.

Pursuant to the terms of the Debt Exchange Agreement (as defined in Note 8), all existing related party indebtedness between the Company and Scilex, totaling $54.2 million, was converted into 5,423,606 shares of Legacy Semnur Series A preferred stock. At Closing, such shares were exchanged for 5,423,606 shares of Series A Preferred Stock and 542,361 shares of Common Stock.

Additionally, at Closing, (i) loans between Scilex and Denali of $0.1 million were converted to 12,488 shares of Common Stock, (ii) 500,000 ordinary shares of Denali held by Scilex (see SIPA below) were converted into 500,000 shares of Common Stock and (iii) 2,072,500 ordinary shares of Denali held by Sponsor (the “Sponsor Shares”) were converted into 2,072,500 shares of Common Stock.

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

The Business Combination was accounted for as a reverse recapitalization. Because Scilex controlled the Company before the Business Combination and also controlled the Company following the Business Combination, Denali was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Semnur issuing stock for the net assets of Denali, accompanied by a recapitalization whereby the net assets of Denali were stated at historical cost and no goodwill or other intangible assets are recorded.

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

Additionally, in connection with the PIPE SPA, the Company would have been obligated to pay a cash financing service fee of 7% of the received investment funds (see Note 6 section Consulting Services Agreement with JW Investment Management Company Limited).

On April 20, 2026, the Company and Semnur, Inc. delivered written notice to the investor under the PIPE SPA terminating such agreement pursuant to Section 8 thereof. As a result of such termination, the PIPE SPA is no longer in effect and the transactions contemplated thereby will not be consummated.

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, the Company entered into the Semnur/Biconomy SPA with Biconomy Pte.Ltd (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, the Company agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s respective aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the Semnur/Biconomy SPA without liability.

On April 20, 2026, the Company delivered written notice to Biconomy terminating the Semnur/Biconomy SPA pursuant to Section 8 thereof. Accordingly, the Semnur/Biconomy SPA was terminated effective April 20, 2026, and the transactions contemplated thereby will not be consummated.

Public Warrants and Private Placement Warrants

Upon completion of the Business Combination, public and private placement warrants that were issued by Denali in connection with its IPO (“Public Warrants” and “Private Warrants,” respectively, and together, the “Warrants”) remained outstanding and pursuant to the terms thereof holders of such warrants are entitled to acquire shares of Common Stock at an exercise price of $11.50. The Warrants expire in September 2027.

In December 2025, 1,327,878 Warrants were exercised on a cashless basis for 468,164 shares of Common Stock. As of June 30, 2026 and December 31, 2025, there were 7,432,122 Warrants outstanding which are exercisable for 7,432,122 shares of Common Stock.

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

As of June 30, 2026, the Company had cash and cash equivalents of $39.0 thousand and accumulated deficit of $284.7 million. During the six months ended June 30, 2026, the Company had operating losses of $8.8 million and negative cash flows from operations of $4.8 million. The Company is dependent upon Scilex to provide services and funding to support the operations of the Company until, at least, such time as external financing is obtained. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to develop and seek regulatory approval for SP-102.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP were condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025. Operating results for the six-month periods presented are not necessarily indicative of the results that may be expected for the Company’s 2026 fiscal year, or any subsequent period.

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
•
Third-party debt held by Scilex and the related interest expense have not been allocated to the Company's condensed consolidated financial statements as the Company was not the legal obligor of the third-party debt and Scilex’s borrowings were not directly attributable to the Company. To fund the Company’s operating cash flow needs, Scilex made payments on behalf of the Company directly to vendors and allocated non-cash stock-based compensation expenses during the six months ended June 30, 2026 and 2025. See Note 8 for additional details.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the federal deposit insurance coverage limit of $250,000. The Company has not experienced losses on this account.

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

During the three and six months ended June 30, 2026, the Company incurred expenses of $(0.05) million and $0.08 million, respectively, related to the Lifecore Master Services Agreement.

Segments

Operating segments are identified as components of an entity where separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company has determined that its chief operating decision maker (“CODM”) is its Chief Executive Officer, as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions. Since inception, the Company has devoted all of its efforts to the development of SP-102. Accordingly, the Company has determined that it operates its business as a single operating segment and has one reportable segment. The CODM assesses performance and decides how to allocate resources based on net loss. Net loss is used to monitor budget versus actual results. The measure of segment net loss and segment expenses is reported on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. All long-lived assets are maintained in the United States of America and Switzerland.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. There was no impairment of long-lived assets during the three and six months ended June 30, 2026 and 2025.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. As of June 30, 2026 and December 31, 2025, the Company has accounted for the Public Warrants and Private Warrants as equity-classified instruments.

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

Note 3. Balance Sheet Components

Prepaid expenses

Prepaid expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid research & development	$997	$436
Prepaid insurance	106	140
Total prepaid expenses	$1,103	$576

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Construction-in-progress	$750	$750
Furniture	17	17
Computers and equipment	8	8
Property and equipment, gross	775	775
Less: accumulated depreciation	(25)	(25)
Property and equipment, net	$750	$750

The Company recognized no depreciation expense for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025. Costs for long-lived assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation	$1,328	$469
Accrued interest	$123	$-
Accrued research & development	15	30
Accrued professional fees	-	236
Accrued other	181	4
Total accrued expenses	$1,647	$739

Note 4. Commitments and Contingencies

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings with respect to itself or any of its material properties.

Legacy Semnur Merger Agreement

On March 18, 2019, Legacy Semnur was acquired by Scilex pursuant to an Agreement and Plan of Merger with Semnur (as amended, the “Legacy Semnur Merger Agreement”), Sigma Merger Sub, Inc., a wholly owned subsidiary of Scilex (“Sigma Merger Sub”), Fortis Advisors LLC, solely as representative of the holders of the Legacy Semnur’s equity, and for limited purposes, Sorrento Therapeutics, Inc. Pursuant to the Legacy Semnur Merger Agreement, Sigma Merger Sub merged with and into Legacy Semnur, and Legacy Semnur survived as Scilex’s wholly owned subsidiary.

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

In consideration of the license and rights granted by Shah Investor, Legacy Semnur agreed to pay royalties (i) at the rate of 1.5% of the Net Sales for Annual Net Sales (each as defined therein) up to $250.0 million and (ii) at the rate of 2.5% of the Net Sales for Annual Net Sales of $250.0 million and above, subject to certain adjustments as set out in the Shah Assignment Agreement. Such royalty payment for a given calendar quarter shall be due and payable on the date the royalty report for such quarter is due under the Shah Assignment Agreement. To date, none of the foregoing payments have been triggered.

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

Immediately prior to the Closing, Denali, Sponsor and Legacy Semnur entered into a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which the Sponsor received $1.1 million in cash and a promissory note for $0.8 million (the “Sponsor Note”). The Sponsor Note shall be payable in six monthly installments of $134 thousand beginning on October 1, 2025 and ending on March 1, 2026.

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

At Closing, Denali, the Denali underwriters and the Company entered into Satisfaction and Discharge of Indebtedness Agreements, pursuant to which the Denali underwriters received $350 thousand in cash and promissory notes for a total of $2.7 million (the “Denali Underwriter Notes”). The Denali Underwriter Notes shall be payable in nine monthly installments of $300 thousand beginning on October 1, 2025 and ending on June 1, 2026.

The following summarizes the new promissory notes as a result of the Business Combination:

			New Agreements
Note	Original Issue Date	Existing Balance	Note	Discharge
Sponsor Note	4/11/2023, 7/10/2024	$1,807	$806	$1,144
FutureTech Note	7/11/2023	1,363	1,022	340
Denali Underwriter Notes	4/6/2022	2,888	2,650	350
Total promissory notes		$6,058	$4,478	$1,834

As of June 30, 2026 and December 31, 2025, the Company had total current promissory notes of $2.1 million and $3.5 million, respectively, all of which are due in less than a year.

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

Out of the outstanding promissory notes, the Company did not make certain scheduled installment payments during the first quarter of 2026 on the Sponsor Note (monthly installments of $134 thousand), the Denali Underwriter Note for U.S. Tiger Securities, Inc. (monthly installments of $150 thousand) and the FutureTech Note (monthly installments of $170 thousand). As of June 30, 2026 and December 31, 2025, the Sponsor Note had an outstanding principal balance of $0.4 million and $0.8 million, respectively, and accrued interest of approximately $40 thousand and $20 thousand, respectively, at 10% per annum (calculated monthly). The Company has not received a notice of default and expects to make the payments in August 2026.

As of June 30, 2026, the FutureTech Note and Denali Underwriter Notes had an outstanding principal balance of $0.3 million and $1.4 million, respectively. As of December 31, 2025, the FutureTech Note and Denali Underwriter Notes had an outstanding principal balance of $0.5 million and $2.2 million, respectively.

The Company has recorded accrued interest of $0.1 million and $0 on the promissory notes as of June 30, 2026 and December 31, 2025, respectively.

Note 6. Capital Structure

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 785,000,000 shares, consisting of (i) 740,000,000 shares of Common Stock, and (ii) 45,000,000 shares of preferred stock, par value $0.0001 per share, of the Company (“Preferred Stock”). Holders of the Common Stock are entitled to dividends if and when declared by the Company's Board of Directors (the “Board of Directors”). The holder of each share of Common Stock is entitled to one vote. As of June 30, 2026 and December 31, 2025, no dividends were declared.

On May 22, 2026, the Board of Scilex Holding Company (“Scilex”), the Company's parent, approved a dividend (the “Semnur Dividend”) consisting of shares of the Company’s common stock, par value $0.0001 per share, payable to the stockholders and certain other eligible equity holders of Scilex (the “Participating Holders”). The record date for the Semnur Dividend was June 1, 2026.

Pursuant to the Semnur Dividend, each Participating Holder became entitled to receive one (1) share of Company’s common stock for each share of Scilex common stock held as of the record date (or for each share issuable or deemed issuable upon the exercise or conversion of other eligible securities).

As of June 30, 2026, Scilex had distributed 13,971,167 shares of the Company’s common stock to the Participating Holders.

Common Stock Reserved

As of June 30, 2026, Common Stock reserved for future issuance includes, on an as-converted basis, a total of 59,832,122 shares and includes 7,432,122 Warrants, 50,000,000 outstanding stock options (see Note 7), and 2,400,000 shares reserved under the 2025 Inducement Plan.

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 5,423,606 shares of Series A Preferred Stock (“Series A Preferred Stock”) issued and outstanding. The holders of Series A Preferred Stock have various rights and preferences as follows:

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

Conversion and Redemption Rights

The shares of Series A Preferred Stock are not convertible into Common Stock or any other securities of Semnur and are not redeemable by Semnur; provided, however, a number of the rights, preferences and privileges of the Series A Preferred Stock set forth in the certificate of designations (the “Certificate of Designations”) will be determined based on an as-converted-to-Common Stock basis or otherwise assume that the shares of Series A Preferred Stock are converted into shares of Common Stock. Accordingly, the number of shares of Common Stock that each share of Series A Preferred Stock is deemed to be (or otherwise being treated as) converted into for the purpose of effecting the various rights, preferences and privileges of the Series A Preferred Stock set forth in the Certificate of Designations (a “Deemed Conversion”), whether in connection with a change of control or otherwise, shall be equal to the result obtained by dividing (i) stated value by (ii) $10.00 (subject to anti-dilution adjustments).

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

Consulting Agreements with Stock Remuneration

Consulting Services Agreement with 450W42ND MIMA, LLC

On August 25, 2024, Legacy Semnur entered into a consulting services agreement with 450W42ND MIMA, LLC, which agreed to perform certain consulting and advisory services related to Legacy Semnur's business, financing, and mergers and acquisitions opportunities for a period of 12 months from the date of the agreement, in exchange for Common Stock.

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

Consulting Services Agreement with Wise Orient Investments Limited

On August 26, 2024, Legacy Semnur entered into a consulting services agreement with Wise Orient Investments Limited (“Wise Orient”), which agreed to perform certain consulting and advisory services related to Legacy Semnur’s business, financing, and mergers and acquisitions opportunities for a period of 12 months from the date of the agreement, in exchange for Common Stock.

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

Upon Closing, 10,000,000 shares (i.e., the then-existing 8,000,000 shares of Legacy Semnur common stock multiplied by the Exchange Ratio) of Common Stock were issued to JW and the associated expense was recognized as general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

In April 2026, the Company terminated the PIPE transaction. Accordingly, as of June 30, 2026, no obligation existed with respect to the 7% cash financing service fee.

Retainer Shares

On July 22, 2025, Legacy Semnur entered into a stock issuance agreement with the law firm named therein pursuant to which the law firm was issued 10,000,000 shares of Legacy Semnur common stock as a retainer for legal services and payment for prior services. Upon Closing, the shares were exchanged for 12,500,000 shares (i.e., the then-existing 10,000,000 shares of Legacy Semnur common stock multiplied by the Exchange Ratio) of Common Stock.

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company. At the option of the law firm, the retainer shares may be sold and the net proceeds may be applied against the outstanding legal fees. The retainer shares not applied against the outstanding legal fees due will be returned to the Company. As of June 30, 2026, it was not probable that any of the retainer shares would be applied against any outstanding legal fees.

Scilex Stockholder Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a Stockholder Agreement with Scilex (the “Scilex Stockholder Agreement”). Pursuant to the Scilex Stockholder Agreement, from and after the effective time of the Business Combination, and for so long as Scilex beneficially owns any preferred stock, among other things, (i) Scilex shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to the Board of Directors (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (i) whether such Stockholder Designee is to be elected to the Board of Directors at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by the Board of Directors in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of the Board of Directors, or (ii) the size of the Board of Directors, and the Company will be required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to the Board of Directors as more fully described in the Scilex Stockholder Agreement. Scilex shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from the Board of Directors and the right to appoint a representative of Scilex to attend all meetings of the committees of the Board of Directors. The Scilex Stockholder Agreement also provides that the Company will be prohibited from taking certain actions without the consent of Scilex. Such actions include, among other things, amendments to the Certificate of Designations, increases or decreases in the size of the Board of Directors, the incurrence of certain amounts of indebtedness and the payment of dividends on common stock. In addition, the Scilex Stockholder Agreement provides that the Company will be prohibited from taking certain actions without the consent of Oramed (but only until the date on which all payments under the Scilex-Oramed Note and all other obligations under the Scilex-Oramed Note have been paid in full in cash). The actions that require Oramed’s consent include, among other things, (i) amending certain agreements, including the Scilex Stockholder Agreement, the Merger Agreement, the Company’s certificate of incorporation or bylaws, the 2024 Plan (as defined in Note 7), the Stockholder Support Agreement and the Debt Exchange Agreement (as defined in Note 8), in each case that adversely affect the rights of capital stock held by Scilex in the Company; (ii) approval of the issuance of capital stock of the Company that would result in Scilex holding less than 55% of the outstanding shares or voting power in the Company; (iii) forming any subsidiary that is not wholly owned and controlled by the Company; (iv) permitting any option grants to Scilex Insiders (as defined therein) pursuant to the 2024 Plan prior to the execution of the Merger Agreement to be exercisable; and (v) permitting certain compensation payments to Scilex Insiders (as defined therein).

Note 7. Stock-Based Compensation

Prior to the Business Combination, the Company did not have any employees who were directly employed by the Company nor did it have its own stock-based compensation plans other than the Semnur Pharmaceuticals, Inc. 2024 Stock Option Plan (the "2024 Plan") as described below. However, certain shared employees of Scilex support the Company and also participate in Scilex’s stock-based compensation plans that provide for the granting of stock options, non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units, and other awards. Such shared employees’ time and efforts are partially spent on activities attributable to the Company and partially spent on activities attributable to Scilex; Scilex did not have any employees whose activities are solely dedicated or solely attributable to the Company during the three and six months ended June 30, 2026 and 2025. Total stock-based compensation recognized consists of an allocation of such shared employees’ stock-based compensation expense on the same basis as their salaries and benefits and expense for grants made to Wise Orient and JW (see Note 6 “Capital Structure — Consulting Agreements with Stock Remuneration”).

Scilex calculates the fair value of stock options granted to employees and nonemployees and rights granted under the employee stock purchase plan (“ESPP”) using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions.

Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$142	$80	$146	$107
General and administrative	1,153	39	2,633	104
Total stock-based compensation expense	$1,295	$119	$2,779	$211

As of June 30, 2026, there was approximately $3.3 million of total unrecognized stock-based compensation expense, which is expected to be recognized over an estimated weighted-average vesting term of 2.5 years. This amount is subject to change based on the actual amount of time certain Scilex employees will spend providing services attributable to the Company.

2024 Plan

On August 30, 2024, the Board of Directors adopted the 2024 Plan, under which 40,000,000 shares of Legacy Semnur common stock were reserved for future issuance. On the same day, NSOs to purchase an aggregate of 40,000,000 shares of the Legacy Semnur common stock were granted to members of the Company’s executive team and certain Scilex employees who provide services to Semnur. The NSOs granted have an exercise price of $1.58 per share, a term of 10 years (unless earlier terminated in accordance with the terms of the option agreement) and vest 1/48th on a monthly basis over a period of four years from the vesting commencement date as set forth in the applicable option agreement (subject to the holder’s continuous service with the Company). Upon closing, the NSOs were exchanged for 50,000,000 NSOs (i.e., the then-existing NSOs multiplied by the Exchange Ratio) in Common Stock and the exercise price was adjusted to $1.26 per share (i.e., the then-existing exercise price divided by the Exchange ratio).

The NSOs are not exercisable until all payments and all obligations under the Scilex-Oramed Note have been paid in full. These NSOs are not considered to be granted under accounting rules as repayment of the Scilex-Oramed Note has not occurred. As such, once the NSOs are considered granted, the total amount of stock-based compensation expense attributable to these NSOs would be determined based on their accounting grant-date fair value and to be recognized, on a tranche-by-tranche basis, over forty-eight equal monthly tranches. No expense was recorded in connection with the NSOs granted under the 2024 Plan as of June 30, 2026, as the vesting is contingent upon the repayment of the Scilex-Oramed Note.

As of June 30, 2026, the 50,000,000 NSOs have an intrinsic value of $0 and a remaining contractual term of 8.2 years. As of June 30, 2026, no shares remained available for issuance under the 2024 Plan.

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

The total loans received from Scilex were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loans from Scilex Holding Company — stock-based compensation	$1,295	$119	$2,779	$211
Loans from Scilex Holding Company — expenses paid by Scilex Holding Company on behalf of the Company	2,734	1,298	6,237	2,528
Total loans from Scilex Holding Company	$4,029	$1,417	$9,016	$2,739

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

As of June 30, 2026 and December 31, 2025, the Company had $0.59 million and $0.37 million, respectively, of service fees accrued under the Transition Services Agreement which is included in related party loans on the condensed consolidated balance sheets.

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,347)	$(999)	$(8,923)	$(1,664)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	230,209,142	200,000,000	230,209,142	200,000,000
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	Six Months Ended June 30,
	2026	2025
Shares subject to outstanding common stock warrants	7,432,122	—
Shares subject to outstanding common stock options	50,000,000	40,000,000
Retainer shares	12,500,000	—
Total	69,932,122	40,000,000

Note 10. Subsequent events

On July 3, 2026, the Company entered into a binding term sheet with iHolding Group LLP (“iHolding”), pursuant to which iHolding has proposed to invest $100.0 million in the Company through the purchase of approximately 10 million newly issued shares of the Company’s common stock at a purchase price of $10.00 per share. The consummation of the proposed investment is subject to numerous factors, many of which are outside the control of the Company, including market conditions, regulatory approvals, the actions of third parties, and the ability of the parties to negotiate and execute the definitive agreements. The term sheet reflects terms that remain subject to further negotiation, modification and/or approval by the applicable boards of directors and may be terminated by the parties.

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

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing innovative non-opioid pain management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. Our lead product candidate, SP-102, if approved, has the potential to become the first U.S. Food and Drug Administration (the “FDA”) approved non-opioid novel injectable corticosteroid gel formulation for patients with moderate to severe lumbosacral radicular pain (“LRP”) (also known as sciatica), containing no preservatives, surfactants, solvents, or particulates and is expected to be available in a pre-filled syringe formulation following approval by the FDA.

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

Legacy Semnur was founded in 2013 and we have invested substantial efforts and financial resources in building our intellectual property portfolio and infrastructure. We have conducted phospholipidosis and toxicology studies, including a Phase 1 pharmacokinetic bridging study, Phase 2 repeat dose study, a pivotal Phase 3 study and the second Phase 3 study initiated in September 2025. We expect to continue to make investments in research and development, clinical trials and regulatory affairs to develop our product candidate, SP-102.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of our current or future product candidates. As of June 30, 2026, we had cash and cash equivalents of $39.0 thousand and accumulated deficit of $284.7 million. During the six months ended June 30, 2026, we had operating losses of $8.8 million and negative cash flows from operations of $4.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities, certain allocated general and administrative costs associated with our operations and certain costs associated with the Business Combination. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Further, the Company’s condensed consolidated financial statements are dependent on assumptions and allocations from the Scilex Holding Company (“Scilex”) financial statements that management deems were reasonable and appropriate under the circumstances. Nevertheless, the Company’s condensed consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company also may have incurred additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in its historical results of operations, financial position and cash flows.

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

Material Agreements

Securities Purchase Agreement (the “PIPE SPA")

On August 20, 2025, we and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the PIPE SPA without liability. As of June 30, 2026, the transaction had not closed and accordingly, shares have not been issued and funds have not been received.

Additionally, in connection with the PIPE SPA, we would have been obligated to pay a cash financing service fee of 7% of the received investment funds.

On April 20, 2026, the Company and Semnur, Inc. delivered written notice to the investor under the PIPE SPA terminating such agreement pursuant to Section 8 thereof. As a result of such termination, the PIPE SPA is no longer in effect and the transactions contemplated thereby will not be consummated.

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, we entered into the Semnur/Biconomy SPA with Biconomy Pte.Ltd (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, we agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the Semnur/Biconomy SPA without liability. As of June 30, 2026, the transaction had not closed and accordingly, shares have not been issued and funds have not been received.

On April 20, 2026, the Company delivered written notice to Biconomy terminating the Semnur/Biconomy SPA pursuant to Section 8 thereof. Accordingly, the Semnur/Biconomy SPA was terminated effective April 20, 2026, and the transactions contemplated thereby will not be consummated.

Promissory Notes

As of June 30, 2026 and December 31, 2025, we have promissory notes totaling $2.1 million and $3.5 million, respectively, all of which are due in less than a year.

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

During the three and six months ended June 30, 2026, we incurred expenses of $(0.05) million and $0.08 million, respectively, related to the Lifecore Master Services Agreement.

Legacy Semnur Merger Agreement

On March 18, 2019, Legacy Semnur was acquired by Scilex pursuant to an Agreement and Plan of Merger with Semnur (as amended, the “Legacy Semnur Merger Agreement”), Sigma Merger Sub, Inc., a wholly owned subsidiary of Scilex (“Sigma Merger Sub”), Fortis Advisors LLC, solely as representative of the holders of Legacy Semnur’s equity, and for limited purposes, Sorrento Therapeutics, Inc. Pursuant to the Legacy Semnur Merger Agreement, Sigma Merger Sub merged with and into Legacy Semnur, and Legacy Semnur survived as Scilex’s wholly owned subsidiary.

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

In consideration of the license and rights granted by Shah Investor, Legacy Semnur agreed to pay royalties (i) at the rate of 1.5% of the Net Sales for Annual Net Sales (each as defined therein) up to $250.0 million and (ii) at the rate of 2.5% of the Net Sales for Annual Net Sales of $250.0 million and above, subject to certain adjustments as set out in the Shah Assignment Agreement. Such royalty payment for a given calendar quarter shall be due and payable on the date the royalty report for such quarter is due under the Shah Assignment Agreement. To date, none of the foregoing payments have been triggered.

The Shah Assignment Agreement continues in full force and effect on a country-by-country and product-by-product basis until royalties are no longer due on such product under the agreement.

Comparability of Our Results and Our Relationship with Scilex

Since 2019, we have operated as a majority owned subsidiary of Scilex. As a result, our historical financial statements may not be reflective of what our results of operations would have been had we been a standalone public company and no longer a majority owned subsidiary of Scilex. In particular, certain clinical trial management, regulatory, information technology, legal, accounting and finance, facilities and other corporate and infrastructural functions have historically been provided to us by Scilex. We expect that Scilex will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees pursuant to the Transition Services Agreement (the “TSA”) with Scilex. The costs associated with these services and support were allocated to our operating expenses based on the estimated percentage of time certain Scilex employees spent supporting the SP-102 program, and we expect to incur other costs to replace the services and resources that will not be provided by Scilex. We will also incur additional costs as a standalone public company. As a standalone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Scilex. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system, while our systems are currently being fully supported by Scilex.

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

We expect that our general and administrative expenses will vary year over year in the future as we adapt our strategies to changes in the business environment. We also expect to incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), listing standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to allocate additional expenses relating to administrative, finance, legal, and other corporate functions to adapt to the changes above and the anticipated growth of our business.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$1,249	$502	$747	$2,515	$689	$1,826
General and administrative	2,975	497	2,478	6,285	975	5,310
Total operating expenses	4,224	999	3,225	8,800	1,664	7,136
Loss from operations	(4,224)	(999)	(3,225)	(8,800)	(1,664)	(7,136)

Other expense:
Interest expense	(123)	-	(123)	(123)	-	(123)
Total other expense	(123)	-	(123)	(123)	-	(123)

Net loss	$(4,347)	$(999)	$(3,348)	$(8,923)	$(1,664)	$(7,259)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
SP-102:
Contracted R&D	$517	$102	$415	$1,272	$177	$1,095
Personnel	606	370	236	961	477	484
Other	126	30	96	282	35	247
Total research and development expenses	$1,249	$502	$747	$2,515	$689	$1,826

Total research and development expenses for the three months ended June 30, 2026 and 2025 were $1.2 million and $0.5 million, respectively. The increase of $0.7 million was primarily driven by higher contracted research and development expenses of approximately $0.4 million, principally consisting of increased consulting costs and clinical development activities associated with the SP-102 program. Personnel-related costs increased by approximately $0.2 million, primarily driven by higher stock-based compensation and employee-related costs. Other research and development expenses increased by approximately $0.1 million, primarily due to higher allocated overhead, travel, and other supporting research activities.

Total research and development expenses for the six months ended June 30, 2026 and 2025 were $2.5 million and $0.7 million, respectively. The increase of $1.8 million was primarily driven by higher contracted research and development expenses of approximately $1.1 million, mainly related to increased consulting and clinical development costs associated with the SP-102 program. Personnel-related costs increased by approximately $0.5 million, primarily due to higher salaries, employee-related expenses, and stock-based compensation. Other research and development expenses increased by approximately $0.2 million, largely attributable to higher allocated overhead, travel, and other research support costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2026 and 2025 were $3.0 million and $0.5 million, respectively. The increase of $2.5 million was primarily attributable to higher personnel-related costs, including salaries, stock-based compensation, and employee-related expenses. The increase was also driven by higher consulting, legal, professional, insurance, and corporate support costs associated with operating as a public company and supporting business growth initiatives.

Total general and administrative expenses for the six months ended June 30, 2026 and 2025 were $6.2 million and $0.9 million, respectively. The increase of $5.3 million was primarily attributable to higher personnel-related costs, including salaries, stock-based compensation, and employee-related expenses. The increase was also driven by higher consulting, legal, professional, insurance, board-related, and corporate support costs incurred to support the Company's growth and public company operations.

Other Expense

Other expense for the three and six months ended June 30, 2026 was $0.1 million, compared to nil for the three and six months ended June 30, 2025. The increase was attributable to interest expense incurred on promissory notes outstanding as of June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $39.0 thousand and accumulated deficit of $284.7 million. During the six months ended June 30, 2026, we had operating losses of $8.8 million and negative cash flows from operations of $4.8 million. We are dependent upon Scilex and its affiliates to provide services and funding to support our operations until, at least, such time as external financing is obtained. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to develop and seek regulatory approval for SP-102.

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

In connection with the TSA, we expect to receive approximately $2.0 million of continued support from Scilex, inclusive of fees, in the twelve months following the Business Combination. The continued support from Scilex is expected to consist of (a) clinical support to run the planned Phase 3 trial for approximately $0.8 million, (b) CMC manufacturing support for approximately $0.7 million, (c) general and administrative support, such as human resources, legal and accounting, for approximately $0.4 million and (d) IT support for approximately $0.1 million. Semnur and Scilex continue to review and discuss additional support that may be provided under the TSA based on Semnur’s ongoing operational needs. Accordingly, the scope and value of services provided under the TSA may exceed the currently estimated $2.0 million.

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

We cannot be certain that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidate or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, scale back or discontinue the development of our product candidate.

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

Material Cash Requirements

As of June 30, 2026, we have promissory notes totaling $2.1 million, all of which are due in less than a year.

As of June 30, 2026, we have a long-term related party loan totaling $20.9 million due to Scilex.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash from operating activities	$(4,808)	$(131)	$(4,677)
Net cash from financing activities	4,827	174	4,653
Net change in cash and cash equivalents	$19	$43	$(24)

Cash Flows from Operating Activities

Net cash used in operating activities increased by $4.7 million during the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase was primarily attributable to a higher net loss driven by increased research and development and general and administrative expenses as the Company expanded its operations. The increase was partially offset by higher non-cash stock-based compensation expense of approximately $2.8 million and favorable changes in working capital, including increases in accounts payable and accrued expenses.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $4.6 million for the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase was primarily attributable to higher proceeds from related‑party loans during the period. These inflows were partially offset by repayments of promissory notes during the period.

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

Semnur qualifies and will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the initial public offering, (b) in which Semnur has a total annual gross revenue of at least $1.235 billion, or (c) in which Semnur is deemed to be a large accelerated filer, which means the market value of the common equity of Semnur that is held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which Semnur has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2026 consisted of $39.0 thousand in bank deposits and money market funds. We invest primarily in high-quality money market funds, which we believe are subject to limited credit risk. Due to the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weaknesses, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weaknesses

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

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our business, financial condition and results of operations could suffer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•
We are a late-stage clinical biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will incur continued losses for the foreseeable future.
•
We have only one product candidate, SP-102, no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.
•
We currently have no sales and marketing organization and if we do not establish satisfactory sales and marketing capabilities or secure a third-party sales and marketing relationship, we may not successfully commercialize SP-102 or any future product candidates.
•
Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

Risks Related to Our Product Development

•
We have historically obtained our clinical supply of our only product candidate, SP-102, and certain of the raw materials used in SP-102, from a sole or single source supplier and manufacturer, and we may not be able to find an alternative source on commercially reasonable terms, or at all. In addition, if any such supplier or manufacturer fails to comply with FDA regulations, we may be subject to sanctions or delays.
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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a late-stage clinical biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will incur continued losses for the foreseeable future.

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

If we cannot successfully execute any one of the foregoing, our business may not succeed or become profitable. Since our inception, we have incurred significant net losses. For the six months ended June 30, 2026 and 2025, we had net losses of $8.9 million and $1.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $284.7 million. For the foreseeable future, we expect to continue to incur significant expenses related to the research and development of our product candidate, SP-102. We expect to incur substantial losses for the foreseeable future and may never become profitable.

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

At present, we have no sales or marketing personnel. We intend to leverage the sales force and marketing capacities of our parent company, Scilex, to commercialize our current product candidate, SP-102, if approved. As we further grow after the launch of SP-102, if approved, we will establish our sales, marketing or product distribution strategy for our product candidates. We may use strategic partners, distributors, a contract sales force or establish our own commercial sales force. If we are not successful in recruiting sales and marketing personnel and building a sales and marketing infrastructure or entering into appropriate collaboration arrangements with third parties, we will have difficulty successfully commercializing our product candidate, if approved, which would adversely affect our business, operating results and financial condition.

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

As of June 30, 2026, our cash and cash equivalents were $39.0 thousand and we had an accumulated deficit of $284.7 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

If we do not generate cash flow from operations sufficient to pay our debt service or other obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt and fund other obligations will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. See the section titled “Liquidity and Going Concern” under Note 1 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion regarding our ability to continue as a going concern.

Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

In the section titled “Liquidity and Going Concern” under Note 1 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2025, which stated that substantial doubt existed about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $284.7 million and $275.8 million as of June 30, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The success of SP-102 and any future product candidates, if any, will depend on several factors, including the following:

•
the acceptance of individual institutional review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of SP-102 and their overall general agreement with the use of SP-102 in the intended patient population in the intended manner;
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
•
the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of SP-102, if it is approved;
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

Under our Master Services Agreement, dated January 27, 2017 (as amended, the “Lifecore Master Services Agreement”), with Lifecore Biomedical, LLC (“Lifecore”), we depend on Lifecore to manufacture clinical supplies of SP-102. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b) cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SP-102 or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change our written and approved acceptance criteria in our product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult. The Lifecore Master Services Agreement expires on December 31, 2028, unless terminated earlier in accordance with the terms of such agreement, or unless renewed further by the parties.

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

Further, any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If the third parties conducting our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval or successful commercialization in a timely fashion, or at all, for the applicable product candidate. Our financial results and the commercial prospects for our current and future product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Additionally, with respect to current and future collaborations, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ products or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

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
•
failure to perform in accordance with GCP;
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

Even if we receive regulatory approval, the FDA may approve a product candidate for more limited indications than requested or it may impose significant limitations in the form of narrow indications, black box warnings or a Risk Evaluation and Mitigation Strategy (“REMS”). The FDA may require labeling that includes warnings and precautions or contra-indications with respect to conditions of use, or may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA may not approve the labeling claims that are considered necessary or desirable for the successful commercialization of a product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for a product candidate.

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
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who have opted to enroll in our trials may instead opt to enroll in a trial being conducted by a competitor. We may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

The incidence and prevalence of target patient populations of our product candidates are based on estimates and third-party sources. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our current or future product candidates. In the clinical trials we conduct with our current or future product candidates, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused or was associated with these conditions. In addition, it is possible that as we test our clinical products in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate key executives to accomplish our business objectives, we may experience constraints that will significantly impede our ability to raise additional capital and our ability to implement our overall business strategy. In particular, we are highly dependent upon our executive officers, including Henry Ji, Ph.D., our Chief Executive Officer and President, and Stephen Ma, our Chief Financial Officer. The loss of services of these executive officers could delay or prevent the successful development of our product pipeline and completion of our planned clinical trials. We do not carry “key person” insurance on any of our executive officers or other employees.

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

As of June 30, 2026, we have five full-time employees, including one employee who has an M.D. As a subsidiary of Scilex, we have been dependent upon the services provided by Scilex employees. As of June 30, 2026, Scilex has 32 full-time employees, including five employees who have M.D.s or Ph.D.s providing services to us. We will need to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

The ongoing conflict between Russia and Ukraine, war in Iran and other conflicts and instability in the Middle East and instability in Venezuela are causing disruptions to global economic conditions. It is not possible to predict the broader consequences of these ongoing conflicts. It is also not possible to predict with certainty the duration of these ongoing conflicts or their additional adverse effects on existing U.S. macroeconomic conditions and financial markets, all of which could impact our business, financial condition, and results of operations, as well as our ability to raise capital. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. We may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the third-party may offer, on an exclusive basis, its proprietary rights to other parties, potentially blocking our ability to pursue our program.

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

Intellectual property protection varies throughout the world and is subject to change over time. In the United States, for small molecule drug products the Hatch-Waxman Amendments provide generic companies powerful incentives to seek to invalidate our pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a distraction to management and other employees. We face generic manufacturer challenges to our patents outside the United States as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the PTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in PTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a PTO proceeding sufficient for the PTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

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

We may become involved in opposition, interference, derivation, inter partes review, post-grant review, or other proceedings challenging our or our licensors’ patent rights, and the outcome of any proceedings is highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. For example, recent decisions raise questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws have also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to develop and commercialize one or more of our current and future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, or, in developing our current and future product candidates, limit our uses, pay royalties or redesign our infringing current and future product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our current and future product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to develop and commercialize one or more of our current and future product candidates, which could harm our business, financial condition and results of operations significantly.

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

For our product candidate SP-102, we may seek FDA approval through the Section 505(b)(2) regulatory pathway. The Hatch-Waxman Amendments added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) allows an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidate by potentially decreasing the amount of data that we would need to generate in order to obtain FDA approval. If the FDA does not agree that the Section 505(b)(2) regulatory pathway is acceptable as we anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval.

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

The FDA imposes strict requirements on such petitions in part to dissuade companies from improperly using these petitions to delay approval of competing drug products. Nonetheless, if successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.

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

Other requirements include submissions of safety and other post-marketing information and reports, registration and listing, product tracking and tracing, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated type, severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, three decisions from the U.S. Supreme Court in June and July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned a regulatory agency’s ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, are unknown. We also cannot predict the extent to which FDA and other agency regulations, policies, and decisions may become subject to increasing legal challenges, delays and changes.

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

The FTC has stated that failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice), may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. Additionally, the FTC’s Health Breach Notification Rule, which the FTC has clarified applies to health apps and other similar technologies, includes breach notification requirements that add complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and

Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (the “Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition and results of operations.

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

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to health care systems in the United States and abroad that could impact our ability to sell our products profitably. The United States government and other governments have shown significant interest in pursuing healthcare reform. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. Healthcare reform measures like the ACA may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

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

Any brand names we intend to use for our current and future product candidates will require authorization from the FDA regardless of whether we have secured a formal trademark registration from the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidates and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner, or at all, which would limit our ability to successfully commercialize our product candidates.

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

Dr. Ji, Dr. Chun, Mr. Followwill and Dr. Wu serve on our Board of Directors. Dr. Ji is also one of our executive officers and continues to serve as a member of the board of directors of Scilex and as Scilex’s Chairperson, Chief Executive Officer and President. Mr. Ma, our Chief Financial Officer and Chief Operating Officer, continues to serve as Chief Financial Officer, Senior Vice President, Secretary and director of Scilex.

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

In addition, such directors and officers may own shares of Scilex common stock, options to purchase shares of Scilex common stock or other Scilex equity awards. These individuals’ holdings of Scilex common stock, options to purchase shares of Scilex common stock or other equity awards of Scilex may be significant for some of these persons compared to these persons’ total assets. Their position at Scilex and the ownership of any Scilex equity or equity awards create, or may create, the appearance of conflicts of interest when these directors and officers are faced with decisions that could have different implications for Scilex than the decisions have for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Scilex and us regarding the terms of the agreements governing the transition services and the relationship thereafter between the companies. Potential conflicts of interest may also arise if we enter into commercial arrangements with Scilex in the future. As a result of these actual or apparent conflicts, we may be precluded from pursuing certain growth initiatives.

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

Scilex currently performs or supports many important corporate functions for our company. Our financial statements as of and for the periods ended June 30, 2026 and December 31, 2025 reflect charges for these services on an allocation basis. As a result, our financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority owned subsidiary of Scilex. In connection with the closing of the Business Combination, we entered into the Transition Services Agreement with Scilex, pursuant to which we will be able to utilize certain employees and other service providers of Scilex (including Scilex’s sales force) to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. The services under the Transition Services Agreement will be provided for a period of three years on a cost plus 10% basis, provided that the service fees will not exceed $2.0 million per annum until all payments under the Scilex-Oramed Note have been paid in full in cash, and we will reimburse Scilex for its out-of-pocket fees, costs or expenses. We expect to incur other costs to replace the services and resources that will not be provided by Scilex. We will also incur additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Scilex. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an ERP system, while our systems are currently being fully supported by Scilex.

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

Dr. Ji serves as our Executive Chairman and also serves as the Chairman of the board of directors of Scilex and its Chief Executive Officer and President. Mr. Ma, our Chief Financial Officer and Chief Operating Officer, also serves as the Chief Financial Officer of Scilex. The amount of time that each of Dr. Ji and Mr. Ma devotes to us varies day-to-day and week-to-week depending on the then current needs and demands of each company’s business, transactions each company may be evaluating, and other corporate matters. Such diversion of management attention could have a material adverse effect on our business and operations.

We are controlled by Scilex, whose interests may differ from those of our public shareholders.

As of June 30, 2026, Scilex (together with certain of its subsidiaries) controls approximately 75.3% of the voting power of our company (excluding voting power represented by the Series A Preferred Stock held by Scilex), which means that, based on its percentage voting power controlled, Scilex will control the vote of all matters submitted to a vote of our stockholders. This control will enable Scilex to control the election of the members of our Board of Directors and all other corporate decisions. In particular, for so long as Scilex continues to own a majority of our Common Stock, Scilex will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us.

Pursuant to the Amended and Restated Registration Rights Agreement by and among us and certain stockholders, dated September 22, 2025 (the “Registration Rights Agreement”), and the Restated Certificate of Incorporation of Semnur Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 22, 2025 (the “Charter”), Scilex has certain rights, and the ability to take certain actions, that are not otherwise available to all our stockholders. For example, the Registration Rights Agreement provides Scilex the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of Common Stock be covered by a registration statement that we are otherwise filing. In addition, until such time as Scilex first ceases to own greater than 50% of the outstanding voting power of our Common Stock, the Charter effectively provides Scilex with the ability to fill vacancies on our Board of Directors, remove directors (with or without cause), call a special meeting of our stockholders, amend the Charter (subject to approval of our Board of Directors) and amend the Bylaws of Semnur Pharmaceuticals, Inc., effective as of September 22, 2025 (the “Bylaws”). The directors so elected have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

Even when Scilex ceases to control a majority of our total voting power, for so long as Scilex continues to own a significant percentage of our Common Stock and for so long as Scilex together with its affiliates, subsidiaries, successors and assigns (other than Semnur and its subsidiaries) (the “Scilex Group”) owns any shares of our Series A Preferred Stock, Scilex will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Scilex will have significant influence with respect to our management, business plans and policies. Because of the significant ownership position held by Scilex, our classified board structure and the rights granted to Scilex under the Stockholder Agreement with Scilex (the “Scilex Stockholder Agreement”), new investors may not be able to effect a change in our business or management. The concentration of ownership and availability of the foregoing rights could deprive our stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our company and ultimately might affect the market price of our Common Stock. See the risk factor below titled “Scilex, as the holder of Series A Preferred Stock, has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.”

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

Factors affecting the trading price of our securities may include:

•
our ability to commercialize our product candidate, if approved;
•
the status and cost of our marketing commitments for our product candidate;
•
announcements regarding results of any clinical trials relating to our product candidate;

•
unanticipated serious safety concerns related to the use of our product candidate;
•
adverse regulatory decisions;
•
changes in laws or regulations applicable to our product candidate, including but not limited to clinical trial requirements for approvals;
•
legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidate, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
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
•
overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
changes in financial estimates by us or by any securities analysts who might cover our stock;
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

Further, the global equity markets in general have recently experienced extreme price and volume fluctuations,

including as a result of the COVID-19 pandemic, economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. Price volatility of the Common Stock might worsen if the trading volume of the Common Stock is low. In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our Common Stock.

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of Common Stock.

We have not paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. In addition, our ability to pay dividends may be limited by covenants in future outstanding indebtedness that we or our subsidiaries may incur. Since we do not intend to pay dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our Common Stock will appreciate or even maintain the price at which our stockholders have purchased it.

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
•
any intellectual property infringement lawsuit in which we may become involved;
•
regulatory developments affecting our product candidate, regulatory approvals of our product candidate, and the level of underlying demand for such product candidate and purchasing patterns;
•
our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
•
the effect on pharmaceutical purchases and prices of the timing during which patients who purchase our product satisfy their deductibles under the reimbursement requirements of their health providers’ plans.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our Common Stock to fluctuate substantially.

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

Although we do not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issues an adverse opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

If we raise additional funds through collaboration, licensing or other similar arrangements, we may have to relinquish valuable rights to our product candidate, or grant licenses on terms unfavorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of our product candidate.

Our principal stockholders, directors and executive officers will own a significant percentage of our capital stock, and have significant influence over our management.

As of June 30, 2026, our directors, executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own, in the aggregate, approximately 94.6% of our outstanding voting stock (excluding voting power represented by the Series A Preferred Stock held by Scilex). This concentration of voting power may make it less likely that any other holder of Common Stock will be able to affect the way we are managed and could delay or prevent an acquisition of our company on terms that other stockholders may desire. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. See “Risk Factors — We are controlled by Scilex, whose interests may differ from those of our public shareholders” above for additional information regarding Scilex’s influence and control over us.

Our ability to use our net operating loss and tax credit carryforwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. We have experienced a corporate reorganization in the past and may experience ownership changes in the future as a result of the Business Combination and/or subsequent changes in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for

us.

The Tax Cuts and JOBS Act of 2017 (the “TCJA”), as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss (“NOL”) carryforwards. The TCJA, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2021 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

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

The Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

The forum selection provisions in the Charter may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If the enforceability of our forum selection provisions were to be challenged, it may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could result in a diversion of the time and resources of our employees, management and

Board of Directors, and could have an adverse effect on our business, financial condition and results of operations.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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
•
are not required to have a compensation committee that is composed entirely of independent directors or have a written charter addressing the committee’s purpose and responsibilities; and
•
are not required to have director nominations be made, or recommended to the full board of directors, by their independent directors or by a nominating and corporate governance committee that is composed entirely of independent directors, and to adopt a written charter or a board resolution addressing the nominations process.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules and regulations adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

In addition, we expect that we will need to implement an ERP system. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, financial condition and results of operations, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

As a public company, we will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

If we cannot satisfy the initial listing requirements and other rules of Nasdaq, our securities may not be listed on Nasdaq, which could negatively impact the price of our securities and your ability to sell them.

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

Comprehensive U.S. federal income tax reform could adversely affect us.

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

Outstanding public and private placement warrants (“Public Warrants” and “Private Warrants,” respectively, and together, the “Warrants”) to purchase an aggregate of 8,760,000 shares of Common Stock became exercisable in accordance with the terms of the warrant agreement, dated April 6, 2022, by and between VStock Transfer, LLC (“VStock”), as warrant agent, and Denali (the “Warrant Agreement”), governing those securities, upon completion of the Business Combination. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The Warrants may never be in the money, they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not undertake any unregistered sales of our equity securities during the three and six months ended June 30, 2026.

We did not repurchase any of our equity securities during the three and six months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File/Reg. No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-1	August 12, 2025

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 16, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-2	April 21, 2025

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 22, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-3	July 23, 2025

3.1	Restated Certificate of Incorporation of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.1	September 26, 2025

3.2	Certificate of Designations of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.2	September 26, 2025

3.3	Bylaws of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.3	September 26, 2025

10.1+	Term Sheet, dated July 3, 2026, by and between Semnur Pharmaceuticals, Inc. and iHolding Group LLP.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	Filed herewith

104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

+ Filed herewith.

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

Semnur Pharmaceuticals, Inc.

Date: August 10, 2026	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Stephen Ma
Stephen Ma
Chief Financial Officer, Chief Operating Officer, Senior Vice President and Secretary (Principal Financial and Accounting Officer)