Form 10-Q
period 2026-09-30
Semnur Pharmaceuticals, Inc.
filed 2026-11-04
CIK 1913577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 217,709,142 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54	$20
Prepaid expenses and other current assets	1,205	576
Digital assets	-	-
Total current assets	1,259	596

Non-current assets:
Property and equipment, net	750	750
Total assets	$2,009	$1,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,107	$5,912
Accrued expenses	1,886	739
Promissory notes	2,286	3,517
Total current liabilities	11,279	10,168

Non-current liabilities:
Related party loan	24,036	11,928
Total liabilities	35,315	22,096

Commitments and contingencies (See Note 4)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 5,423,606 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $54,236,060 as of September 30, 2026 and December 31, 2025	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 230,209,142 shares issued and 217,709,142 shares outstanding as of September 30, 2026; and 230,209,142 shares issued and outstanding as of December 31, 2025	23	23
Treasury stock, at cost; 12,500,000 shares and nil shares as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	255,026	255,026
Accumulated deficit	(288,356)	(275,800)
Total stockholders' deficit	(33,306)	(20,750)
Total liabilities and stockholders' deficit	$2,009	$1,346

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,443	$1,143	$3,958	$1,832
General and administrative	2,134	151,451	8,419	152,426
Total operating expenses	3,577	152,594	12,377	154,258

Loss from operations	(3,577)	(152,594)	(12,377)	(154,258)

Other expense:
Interest expense	(56)	-	(179)	-
Total other expense	(56)	-	(179)	-

Net loss and comprehensive loss	$(3,633)	$(152,594)	$(12,556)	$(154,258)

Net loss per share, basic and diluted	$(0.02)	$(0.76)	$(0.06)	$(0.77)
Weighted average shares of common stock outstanding, basic and diluted	224,230,881	201,686,617	228,194,489	200,568,383

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(unaudited)

	Preferred Stock		Legacy Common Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	5,423,606	$1	—	$—	230,209,142	$23	—	$—	$255,026	$(275,800)	$(20,750)
Net loss	—	—	—	—	—	—	—	—	—	(4,576)	(4,576)
Balance, March 31, 2026	5,423,606	1	—	—	230,209,142	23	—	—	255,026	(280,376)	(25,326)
Net loss	—	—	—	—	—	—	—	—	—	(4,347)	(4,347)
Balance, June 30, 2026	5,423,606	$1	—	$—	230,209,142	$23	—	$-	$255,026	$(284,723)	$(29,673)
Net loss	—	—	—	—	—	—	—	—	—	(3,633)	(3,633)
Return of retainer shares held in treasury stock	—	—	—	—	—	—	(12,500,000)	—	—	—	—
Balance, September 30, 2026	5,423,606	$1	—	$-	230,209,142	$23	(12,500,000)	$-	$255,026	$(288,356)	$(33,306)

	Preferred Stock		Legacy Common Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	160,000,000	$2	—	$—	—	$—	$72,598	$(115,384)	$(42,784)
Retroactive application of recapitalization	—	—	(160,000,000)	(2)	200,000,000	20	—	—	(18)	—	—
Adjusted balance, January 1, 2025	—	—	—	—	200,000,000	20	—	—	72,580	(115,384)	(42,784)
Net loss	—	—	—	—	—	—	—	—	—	(665)	(665)
Balance, March 31, 2025	—	—	—	—	200,000,000	20	—	—	72,580	(116,049)	(43,449)
Net loss	—	—	—	—	—	—	—	—	—	(999)	(999)
Balance, June 30, 2025	—	$—	—	$—	200,000,000	$20	—	$-	$72,580	$(117,048)	$(44,448)
Issuance of preferred stock and common stock for Debt Exchange Agreement	5,423,606	1	—	—	542,361	—	—	—	54,235	—	54,236
Issuance of common stock for Business Combination	—	—	—	—	2,598,617	—	—	—	(12,788)	—	(12,788)
Issuance of common stock to consultants	—	—	—	—	26,500,000	3	—	—	139,998	—	140,001
Issuance of common stock to underwriters	—	—	—	—	100,000	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	—	—	—	—	(152,594)	(152,594)
Balance, September 30, 2025	5,423,606	$1	—	$—	229,740,978	$23	—	$-	$255,025	$(269,642)	$(14,593)

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(12,556)	$(154,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,634	140,403
Interest accrued on promissory notes	179	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(629)	9,841
Accounts payable	1,195	521
Accrued expenses	1,147	1,231
Net cash used in operating activities	$(7,030)	$(2,262)

Cash Flows from Financing Activities:
Business Combination	—	26
Repayment of promissory notes	(1,410)	-
Payment made on behalf of Scilex	(19,748)	-
Proceeds from related party loans	8,474	9,911
Funds received from Scilex as an agent	19,748	-
Payments of deferred offering costs	-	(7,602)
Net cash provided by financing activities	$7,064	$2,335

Net change in cash and cash equivalents	34	73
Cash and cash equivalents at beginning of period	20	12
Cash and cash equivalents at end of period	$54	$85

Supplemental disclosure of non-cash financing activities:
Related party debt settled in preferred stock pursuant to Debt Exchange Agreement	$-	$54,236

See accompanying notes to the unaudited condensed consolidated financial statements

SEMNUR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Operations

Organization and Principal Activities

Semnur Pharmaceuticals, Inc. (“Semnur” or the “Company”) is the successor entity to Denali Capital Acquisition Corp. (“Denali”). The Company is a Delaware corporation and is headquartered in Palo Alto, California. As of September 30, 2026, the Company has two wholly owned subsidiaries, Semnur (BVI), Limited and Semnur, Inc.

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

The Company's lead product candidate is SP-102 (13.2 mg, dexamethasone sodium phosphate, equivalent to 10 mg dexamethasone, viscous gel) (“SP-102” or “SEMDEXA”), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, for which the Company has completed a pivotal Phase 3 study and initiated the second Phase 3 study in September 2025.

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

Sponsor Interest Purchase Agreement (the “SIPA”)

In connection with the execution and delivery of the Merger Agreement, Denali Capital Global Investments LLC (the “Sponsor”) and Scilex entered into the SIPA dated August 30, 2024. Pursuant to the SIPA, Scilex agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of the Company that were held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2.0 million (the “Cash Consideration”) and (ii) 300,000 shares of common stock, par value $0.0001 per share (“Scilex Common Stock”), of Scilex (the “Scilex Shares”). Pursuant to the SIPA, Scilex paid the Cash Consideration and agreed to issue the Scilex Shares to the Sponsor contingent upon and following the occurrence of the Business Combination. The Purchased Interests converted automatically, on a one-for-one basis, into one Common Stock share upon Closing pursuant to the terms of the Merger Agreement. On September 22, 2025, the requirement to deliver the Scilex Shares was discharged pursuant to that certain Satisfaction and Discharge Agreement by and among the Company, Sponsor and Scilex.

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

In December 2025, 1,327,878 Warrants were exercised on a cashless basis for 468,164 shares of Common Stock. As of September 30, 2026 and December 31, 2025, there were 7,432,122 Warrants outstanding which are exercisable for 7,432,122 shares of Common Stock.

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

As of September 30, 2026, the Company had cash and cash equivalents of $54.0 thousand and accumulated deficit of $288.4 million. During the nine months ended September 30, 2026, the Company had operating losses of $12.4 million and negative cash flows from operations of $7.0 million. The Company is dependent upon Scilex to provide services and funding to support the operations of the Company until, at least, such time as external financing is obtained. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to develop and seek regulatory approval for SP-102.

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

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected not to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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
•
Third-party debt held by Scilex and the related interest expense have not been allocated to the Company's condensed consolidated financial statements as the Company was not the legal obligor of the third-party debt and Scilex’s borrowings were not directly attributable to the Company. To fund the Company’s operating cash flow needs, Scilex made payments on behalf of the Company directly to vendors and allocated non-cash stock-based compensation expenses during the nine months ended September 30, 2026 and 2025. See Note 8 for additional details.

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

The Company is subject to a number of risks similar to other late-stage pharmaceutical companies including, but not limited to, dependency on the clinical success of the Company’s product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, significant competition, untested manufacturing capabilities, and dependence on key individuals and sole source manufacturers and suppliers.

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs, U.S. government shutdowns and uncertainty about economic stability. The

Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

During the three and nine months ended September 30, 2026, the Company incurred expenses of $0.07 million and $0.15 million, respectively, related to the Lifecore Master Services Agreement.

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

The Company’s financial assets carried at fair value are comprised of cash, cash equivalents and digital assets. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These assets are Level 1 assets as they are valued using inputs observable in active markets for identical securities.

Digital Assets

The Company holds digital assets, including stablecoins, and other digital tokens received in connection with corporate transactions, which are presented as a separate line item within the condensed consolidated balance sheets. In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), digital assets within the scope of this guidance are measured at fair value each reporting period, with changes in fair value recognized in unrealized gains and losses within other expense, net, in the condensed consolidated statements of operations and comprehensive loss. Fair value is determined using the quoted price of each digital asset on its principal market (or most advantageous market, if no principal market exists) as of the balance sheet date, without regard to contractual sale restrictions, consistent with Level 1 of the fair value hierarchy. Upon sale, the Company recognizes a realized gain or loss for the difference between sale proceeds and the carrying value immediately prior to sale, using the specific identification method to determine the cost basis of units sold. Digital assets are classified as long-term assets unless management intends to sell or utilize a specific holding within twelve months of the balance sheet date. Digital assets not meeting the scope of ASC 350-60 are accounted for as general intangible assets.

During the three and nine months ended September 30, 2026, at the written direction of Scilex, the Company’s parent, the Company purchased stablecoins (USDT) and subsequently transferred the USDT stablecoins to a third-party vendor of Scilex in settlement of an amount owed by Scilex to that vendor. In exchange, Scilex reduced the principal of the Company's related party loan payable to Scilex by an equivalent amount. The Company acquired the stablecoins solely to make this payment and did not hold it for investment purposes.

The table below summarizes the amounts shown on our unaudited condensed consolidated balance sheets as of September 30, 2026 (in thousands except units of digital assets):

	September 30, 2026
	Units	Cost Basis	Fair Value
Stablecoins	301	—	—
Total Digital assets	301	$—	$—

The following table summarizes the activity in the Company’s digital assets (in thousands) for the period indicated:

September 30,
2026
Beginning digital assets balance at fair value December 31, 2025	$—
Additions (Funds received from Scilex as an agent)	19,748
Disposals (Payment made on behalf of Scilex)	(19,748)
Ending balance at fair value September 30, 2026	$—

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. There was no impairment of long-lived assets during the three and nine months ended September 30, 2026 and 2025.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. As of September 30, 2026 and December 31, 2025, the Company has accounted for the Public Warrants and Private Warrants as equity-classified instruments.

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

For purposes of determining the inputs used in the calculation of stock-based compensation, the Company determines the expected life assumption for options issued using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period since the Company does not have historic exercise behavior. The Company determines an estimate of option volatility based on an assessment of historical volatilities of comparable companies whose share prices are publicly available. The Company uses these estimates, in conjunction with the fair value of Scilex Common Stock, risk-free interest rate, and the expected dividend yield as inputs in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s condensed consolidated statement of operations.

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

Comprehensive loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There are no components of other comprehensive loss for the Company. Thus, comprehensive loss is the same as the net loss for the periods presented.

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

Note 3. Balance Sheet Components

Prepaid expenses

Prepaid expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid research & development	$1,101	$436
Prepaid insurance	104	140
Total prepaid expenses	$1,205	$576

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Construction-in-progress	$750	$750
Furniture	17	17
Computers and equipment	8	8
Property and equipment, gross	775	775
Less: accumulated depreciation	(25)	(25)
Property and equipment, net	$750	$750

The Company recognized no depreciation expense for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025. Costs for long-lived assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation	$1,778	$469
Accrued research & development	72	30
Accrued professional fees	34	236
Accrued other	2	4
Total accrued expenses	$1,886	$739

Note 4. Commitments and Contingencies

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings with respect to itself or any of its material properties.

iHolding Term Sheet

On July 3, 2026, the Company entered into a binding term sheet with iHolding Group LLP (“iHolding”), which contemplates that iHolding will purchase $100.0 million of newly issued shares of Common Stock. The purchase price for such shares is expected to be $10.00 per share, which would represent approximately 10,000,000 shares. The term sheet has no fixed completion date. As of September 30, 2026, no definitive agreement has been executed.

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

As of September 30, 2026 and December 31, 2025, the Company had total current promissory notes of $2.3 million and $3.5 million, respectively, all of which are due in less than a year.

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

Out of the outstanding promissory notes, the Company did not make certain scheduled installment payments during the first quarter of 2026 on the Sponsor Note (monthly installments of $134 thousand), the Denali Underwriter Note for U.S. Tiger Securities, Inc. (monthly installments of $150 thousand) and the FutureTech Note (monthly installments of $170 thousand). As of September 30, 2026 and December 31, 2025, the Sponsor Note had an outstanding principal balance of $480 thousand and $806 thousand, respectively, and accrued interest of approximately $48 thousand and $20 thousand, respectively, at 10% per annum (calculated monthly).

As of September 30, 2026, the FutureTech Note and Denali Underwriter Notes had an outstanding principal balance of $356 thousand and $1,450 thousand, respectively. As of December 31, 2025, the FutureTech Note and Denali Underwriter Notes had an outstanding principal balance of $511 thousand and $2,200 thousand, respectively. Accrued interest related to the FutureTech Note and Denali Underwriter Notes was approximately $131 thousand as of September 30, 2026. The Company has not received a notice of default under the Sponsor Note, the FutureTech Note nor the Denali Underwriter Notes and expects to make the payments by end of year 2026.

The Company has recorded accrued interest of $179 thousand and $0 on the promissory notes as of September 30, 2026 and December 31, 2025, respectively.

Note 6. Capital Structure

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 785,000,000 shares, consisting of (i) 740,000,000 shares of Common Stock, and (ii) 45,000,000 shares of preferred stock, par value $0.0001 per share, of the Company (“Preferred Stock”). Holders of the Common Stock are entitled to dividends if and when declared by the Company's Board of Directors (the “Board of Directors”). The holder of each share of Common Stock is entitled to one vote. As of September 30, 2026 and December 31, 2025, no dividends were declared.

On May 22, 2026, the Board of Scilex, the Company's parent, approved a dividend (the “Semnur Dividend”) consisting of shares of Common Stock payable to stockholders and certain other eligible equity holders of Scilex (the “Participating Holders”). The record date for the Semnur Dividend was June 1, 2026.

Pursuant to the Semnur Dividend, each Participating Holder became entitled to receive one (1) share of Common Stock for each share of Scilex Common Stock held as of the record date (or for each share issuable or deemed issuable upon the exercise or conversion of other eligible securities).

As of September 30, 2026, Scilex has distributed 13,971,167 shares of the Company’s Common Stock to the Participating Holders.

Common Stock Reserved

As of September 30, 2026 and December 31, 2025, the Company had 37,957,122 and 67,332,122 shares of common stock reserved for future issuance, respectively, on an as-converted basis.

As of September 30, 2026, the shares reserved for future issuance consisted of 7,432,122 shares issuable upon the exercise of outstanding warrants, 28,125,000 shares issuable upon the exercise of outstanding stock options (see Note 7), and 2,400,000 shares reserved under the 2025 Inducement Plan.

As of December 31, 2025, the shares reserved for future issuance consisted of 7,432,122 shares issuable upon the exercise of outstanding warrants, 50,000,000 shares issuable upon the exercise of outstanding stock options, 1,250,000 shares issuable pursuant to the PIPE SPA, 6,250,000 shares issuable pursuant to the Semnur/Biconomy SPA, dated as of September 23, 2025, by and between the Company and Biconomy Pte.Ltd, and 2,400,000 shares reserved under the 2025 Inducement Plan.

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 5,423,606 shares of Series A Preferred Stock

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

Treasury Stock

During the three and nine months ended September 30, 2026, 12,500,000 shares of Common Stock that had previously been issued to a law firm as retainer shares were returned to the Company. None of the shares had been utilized to satisfy outstanding legal fees as of the date of return. The returned shares were accounted for as treasury stock and are presented as a deduction from stockholders’ equity as of September 30, 2026.

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

In April 2026, the Company terminated the PIPE transaction. Accordingly, as of September 30, 2026, no obligation existed with respect to the 7% cash financing service fee.

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

All such shares were held by the law firm as collateral for current and future outstanding legal fees due from the Company. At the option of the law firm, the retainer shares could be sold and the net proceeds applied against the outstanding legal fees. The retainer shares not applied against the outstanding legal fees due would be returned to the Company. During the three months ended September 30, 2026, all 12,500,000 retainer shares were returned to the Company, and none of the shares had been utilized to satisfy outstanding legal fees as of the date of return.The returned shares were reacquired for no consideration and are held as treasury stock, recorded at a cost of $0.

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

Note 7. Stock-Based Compensation

Prior to the Business Combination, the Company did not have any employees who were directly employed by the Company nor did it have its own stock-based compensation plans other than the Semnur Pharmaceuticals, Inc. 2024 Stock Option Plan (the "2024 Plan") as described below. However, certain shared employees of Scilex support the Company and also participate in Scilex’s stock-based compensation plans that provide for the granting of stock options, non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units, and other awards. Such shared employees’ time and efforts are partially spent on activities attributable to the Company and partially spent on activities attributable to Scilex; Scilex did not have any employees whose activities are solely dedicated or solely attributable to the Company during the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, total stock-based compensation recognized consists of an allocation of shared employees’ stock-based compensation expense based on the same allocation methodology used for salaries and benefits, as well as expense related to grants made to Wise Orient and JW (see Note 6 “Capital Structure — Consulting Agreements with Stock Remuneration”).

Scilex calculates the fair value of stock options granted to employees and nonemployees and rights granted under the employee stock purchase plan (“ESPP”) using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions.

Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$144	$29	$290	$136
General and administrative	711	140,163	3,344	140,267
Total stock-based compensation expense	$855	$140,192	$3,634	$140,403

As of September 30, 2026, there was approximately $1.3 million of total unrecognized stock-based compensation expense, which is expected to be recognized over an estimated weighted-average vesting term of 0.7 years. This amount is subject to change based on the actual amount of time certain Scilex employees will spend providing services attributable to the Company.

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

The NSOs are not exercisable until all payments and all obligations under the Scilex-Oramed Note have been paid in full. These NSOs are not considered to be granted under accounting rules as repayment of the Scilex-Oramed Note has not occurred. As such, once the NSOs are considered granted, the total amount of stock-based compensation expense attributable to these NSOs would be determined based on their accounting grant-date fair value and to be recognized, on a tranche-by-tranche basis, over forty-eight equal monthly tranches. No expense was recorded in connection with the NSOs granted under the 2024 Plan as of September 30, 2026, as the vesting is contingent upon the repayment of the Scilex-Oramed Note.

During the three and nine months ended September 30, 2026, 21,875,000 options to purchase Common Stock were forfeited to the Company. Options outstanding as of September 30, 2026 were 28,125,000.

As of September 30, 2026, the 28,125,000 NSOs have an intrinsic value of $0 and a remaining contractual term of 7.9 years. As of September 30, 2026, no shares remained available for issuance under the 2024 Plan.

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

Note 8. Related Parties

Transactions entered into between the Company and Scilex are considered related party transactions. These transactions have been reflected as related party loans, a long-term liability, on the condensed consolidated balance sheets. These amounts do not carry any interest.

The total loans received from Scilex and repaid to Scilex were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loans from Scilex Holding Company — stock-based compensation	$855	$192	$3,634	$403
Loans from Scilex Holding Company — expenses paid by Scilex Holding Company on behalf of the Company	2,237	7,383	8,474	9,911
Loans from Scilex Holding Company — Funds received from Scilex as an agent	19,748	—	19,748	—
Loans repaid to Scilex Holding Company — Payment made on behalf of Scilex	(19,748)	—	(19,748)	—
Total loans from/(repaid to) Scilex Holding Company	$3,092	$7,575	$12,108	$10,314

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

As of September 30, 2026 and December 31, 2025, the Company had $0.70 million and $0.37 million, respectively, of service fees accrued under the Transition Services Agreement which is included in related party loans on the condensed consolidated balance sheets.

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,633)	$(152,594)	$(12,556)	$(154,258)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	224,230,881	201,686,617	228,194,489	200,568,383
Net loss per share, basic and diluted	$(0.02)	$(0.76)	$(0.06)	$(0.77)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	Nine Months Ended September 30,
	2026	2025
Shares subject to outstanding common stock warrants	7,432,122	8,760,000
Shares subject to outstanding common stock options	28,125,000	50,000,000
Retainer shares	-	12,500,000
Total	35,557,122	71,260,000

Note 10. Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

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

We have incurred significant net losses to date. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of our current or future product candidates. As of September 30, 2026, we had cash and cash equivalents of $54.0 thousand and accumulated deficit of $288.4 million. During the nine months ended September 30, 2026, we had operating losses of $12.4 million and negative cash flows from operations of $7.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, certain allocated general and administrative costs associated with our operations and certain costs associated with the Business Combination. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Further, the Company’s condensed consolidated financial statements are dependent on assumptions and allocations from the Scilex Holding Company (“Scilex”) financial statements that management deems were reasonable and appropriate under the circumstances. Nevertheless, the Company’s condensed consolidated financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company also may have incurred additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in its historical results of operations, financial position and cash flows.

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

Material Agreements

Securities Purchase Agreement (the “PIPE SPA")

On August 20, 2025, we and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the PIPE SPA without liability. As of September 30, 2026, the transaction had not closed and accordingly, shares have not been issued and funds have not been received.

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

Bitcoin Securities Purchase Agreement (the “Semnur/Biconomy SPA”)

On September 23, 2025, we entered into the Semnur/Biconomy SPA with Biconomy Pte.Ltd (“Biconomy”). Pursuant to the Semnur/Biconomy SPA, we agreed to issue and sell, and Biconomy agreed to purchase, 6,250,000 shares of Common Stock, at a purchase price of $16.00 per share, for an aggregate purchase price of $100.0 million, payable in Bitcoin blockchain (“Bitcoin”), with such amount of Bitcoin equal to the quotient of (A) the buyer’s aggregate purchase price divided by (B) the spot exchange rate for Bitcoin as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the closing date of the purchase. In the event the transaction did not close on or before December 31, 2025, the nonbreaching party had an option to terminate the Semnur/Biconomy SPA without liability. As of September 30, 2026, the transaction had not closed and accordingly, shares have not been issued and funds have not been received.

On April 20, 2026, the Company delivered written notice to Biconomy terminating the Semnur/Biconomy SPA pursuant to Section 8 thereof. Accordingly, the Semnur/Biconomy SPA was terminated effective April 20, 2026, and the transactions contemplated thereby will not be consummated.

Promissory Notes

As of September 30, 2026 and December 31, 2025, we have promissory notes totaling $2.3 million and $3.5 million, respectively, all of which are due in less than a year.

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

During the three and nine months ended September 30, 2026, we incurred expenses of $0.07 million and $0.15 million, respectively, related to the Lifecore Master Services Agreement.

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

Comparability of Our Results and Our Relationship with Scilex

Legacy Semnur was wholly owned by Scilex during the Business Combination and remained controlled by Scilex thereafter. As a result, our historical financial statements may not be reflective of what our results of operations would have been had we been a standalone public company and no longer a majority owned subsidiary of Scilex. In particular, certain clinical trial management, regulatory, information technology, legal, accounting and finance, facilities and other corporate and infrastructural functions have historically been provided to us by Scilex. We expect that Scilex will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees pursuant to the Transition Services Agreement (the “TSA”) with Scilex. The costs associated with these services and support were allocated to our operating expenses based on the estimated percentage of time certain Scilex employees spent supporting the SP-102 program, and we expect to incur other costs to replace the services and resources that will not be provided by Scilex. We will also incur additional costs as a standalone public company. As a standalone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Scilex. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system, while our systems are currently being fully supported by Scilex.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$1,443	$1,143	$300	$3,958	$1,832	$2,126
General and administrative	2,134	151,451	(149,317)	8,419	152,426	(144,007)
Total operating expenses	3,577	152,594	(149,017)	12,377	154,258	(141,881)
Loss from operations	(3,577)	(152,594)	149,017	(12,377)	(154,258)	141,881

Other expense:
Interest expense	(56)	-	(56)	(179)	-	(179)
Total other expense	(56)	-	(56)	(179)	-	(179)

Net loss	$(3,633)	$(152,594)	$148,961	$(12,556)	$(154,258)	$141,702

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
SP-102:
Contracted R&D	$708	$949	$(241)	$1,981	$1,126	$855
Personnel	592	159	433	1,553	629	924
Other	143	35	108	424	77	347
Total research and development expenses	$1,443	$1,143	$300	$3,958	$1,832	$2,126

Total research and development expenses for the three months ended September 30, 2026 and 2025 were $1.4 million and $1.1 million, respectively. The increase of $0.3 million was primarily driven by higher personnel-related costs of approximately $0.4 million, including salaries, stock-based compensation and employee-related expenses, and increased consulting and contracted service costs of approximately $0.4 million related to the SP-102 study. Clinical development costs also increased by approximately $0.1 million due to activities associated with the SP-102 study. These increases were partially offset by a decrease in CMC development costs of approximately $0.2 million.

Total research and development expenses for the nine months ended September 30, 2026 and 2025 were $4.0 million and $1.8 million, respectively. The increase of $2.1 million was primarily driven by higher consulting and contracted service costs of approximately $1.6 million related to the SP-102 study and higher personnel-related costs of approximately $0.9 million, including salaries, stock-based compensation and employee-related expenses. Clinical development costs also increased by approximately $0.5 million due to activities associated with the SP-102 study. These increases were partially offset by a decrease in CMC development costs of approximately $0.7 million.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2026 and 2025 were $2.1 million and $151.5 million, respectively. The decrease of $149.3 million was primarily attributable to the recognition of approximately $140.0 million of issuance costs associated with the Business Combination in September 2025 and higher consulting costs of approximately $10.0 million incurred in the prior-year period in connection with the Business Combination.

Total general and administrative expenses for the nine months ended September 30, 2026 and 2025 were $8.4 million and $152.4 million, respectively. The decrease of $144.0 million was primarily attributable to the recognition of approximately $140.0 million of issuance costs associated with the Business Combination in September 2025 and higher consulting costs of approximately $10.0 million incurred in the prior-year period in connection with the Business Combination. These decreases were partially offset by an increase in personnel-related costs of approximately $4.4 million, including salaries, stock-based compensation and employee-related expenses.

Other Expense

Other expense for the three months ended September 30, 2026 was $0.1 million, compared to nil for the three months ended September 30, 2025. The expense during the 2026 period consisted primarily of interest expense of approximately $0.1 million related to outstanding promissory notes.

Other expense for the nine months ended September 30, 2026 was $0.2 million, compared to nil for the nine months ended September 30, 2025. The expense during the 2026 period consisted primarily of interest expense of approximately $0.2 million related to outstanding promissory notes.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $54.0 thousand and accumulated deficit of $288.4 million. During the nine months ended September 30, 2026, we had operating losses of $12.4 million and negative cash flows from operations of $7.0 million. We are dependent upon Scilex and its affiliates to provide services and funding to support our operations until, at least, such time as external financing is obtained. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to develop and seek regulatory approval for SP-102.

Future Liquidity Needs

We estimate that our planned operating expenses will be approximately $21.0 million during the next twelve months, which includes the cost of clinical work of approximately $10.0 million. We do not anticipate significant increases in our costs of clinical work during this period.

Over the next twelve months, we expect our primary sources of liquidity to include existing cash on hand and available financing sources. We are evaluating various alternatives to support our liquidity needs and fund our operations, including debt financings, equity financings, strategic collaborations, licensing arrangements and other potential capital-raising transactions. The timing and availability of additional financing, if required, will depend on a variety of factors, including market conditions and our operating performance. There can be no assurance that additional financing will be available on acceptable terms, or at all.

In connection with the TSA that we entered into with Scilex, we expect to receive approximately $2.0 million of continued support from Scilex, inclusive of fees, in the twelve months following the Business Combination. The continued support from Scilex is expected to consist of (a) clinical support to run the planned Phase 3 trial for approximately $0.8 million, (b) CMC manufacturing support for approximately $0.7 million, (c) general and administrative support, such as human resources, legal and accounting, for approximately $0.4 million and (d) IT support for approximately $0.1 million. Semnur and Scilex continue to review and discuss additional support that may be provided under the TSA based on Semnur’s ongoing operational needs. Accordingly, the scope and value of services provided under the TSA may exceed the currently estimated $2.0 million.

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
•
the continuity of contract manufacturing of active pharmaceutical ingredients, raw materials, packaging components, process equipment, and drug products;
•
the costs of manufacturing and process validation of our clinical and commercial product candidate;
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

Should the clinical programs of our product candidate not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development and manufacturing, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity offerings, debt financings, collaborations, government contracts or other capital sources, including potential collaborations with other companies or other strategic transactions.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidate, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. See Note 1 section titled “Liquidity and Going Concern” of the notes to our interim consolidated financial statements included elsewhere in the Form 10-Q for additional information. Our existing cash and cash equivalents may be insufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Material Cash Requirements

As of September 30, 2026, we have promissory notes totaling $2.3 million, all of which are due in less than a year.

As of September 30, 2026, we have a long-term related party loan totaling $24.1 million due to Scilex.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(7,030)	$(2,262)	$(4,768)
Net cash from financing activities	7,064	2,335	4,729
Net change in cash and cash equivalents	$34	$73	$(39)

Cash Flows from Operating Activities

Net cash used in operating activities increased by $4.8 million during the nine months ended September 30, 2026, compared to the corresponding period in 2025. The increase was primarily attributable to changes in working capital accounts, including a $10.5 million unfavorable year-over-year change in prepaid expenses and other current assets, partially offset by favorable changes in operating liabilities, including increases in accounts payable and accrued expenses. The increase in cash used in operating activities was also partially offset by lower non-cash stock-based compensation expense, which decreased to $3.6 million in 2026 from $140.4 million in 2025.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $4.7 million for the nine months ended September 30, 2026, compared to the corresponding period in 2025. Financing activities during the nine months ended September 30, 2026 primarily reflected proceeds from related-party loans of $28.2 million (including funds received from Scilex as an agent), partially offset by repayments of related-party loans of $19.7 million (payments made on behalf of Scilex) and repayments of promissory notes of $1.4 million. In comparison, financing activities during the nine months ended September 30, 2025 primarily reflected proceeds from related-party loans of $9.9 million, partially offset by payments of deferred offering costs of $7.6 million.

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

For purposes of determining the inputs used in the calculation of stock-based compensation, we determine the expected life assumption for options issued using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period since we do not have historic exercise behavior. We determine an estimate of option volatility based on an assessment of historical volatilities of comparable companies whose share prices are publicly available. We use these estimates, in conjunction with the fair value of Scilex Common Stock, risk-free interest rate, and the expected dividend yield as inputs in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2026 consisted of $54.0 thousand in bank deposits and money market funds. We invest primarily in high-quality money market funds, which we believe are subject to limited credit risk. Due to the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weaknesses, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Product Development

•
We have historically obtained our clinical supply of our only product candidate, SP-102, and certain of the raw materials and packaging components used in SP-102, from a sole or single source supplier and manufacturer, and we may not be able to find an alternative source on commercially reasonable terms, or at all. In addition, if any such analytical testing laboratory, supplier or manufacturer fails to comply with FDA regulations, we may be subject to sanctions or delays caused by FDA-issued voluntary action indicated or official action indicated status.
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
•
If the FDA does not conclude that our product candidate satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, pre-approval manufacturing inspection or if the requirements for our product candidate under Section 505(b)(2) are not as we expect, the approval pathway for our product candidate could take significantly longer, cost significantly more and entail greater risks than anticipated, and in either case may not be successful.
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

If we cannot successfully execute any one of the foregoing, our business may not succeed or become profitable. Since our inception, we have incurred significant net losses. For the nine months ended September 30, 2026 and 2025, we had net losses of $12.6 million and $154.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $288.4 million. For the foreseeable future, we expect to continue to incur significant expenses related to the research and development of our product candidate, SP-102. We expect to incur substantial losses for the foreseeable future and may never become profitable.

We are subject to risks incidental to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

•
identify additional product candidates and complete research, preclinical and clinical development and commercial manufacturing of SP-102 and any other product candidates we may identify;
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

As of September 30, 2026, our cash and cash equivalents were $54.0 thousand and we had an accumulated deficit of $288.4 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In the section titled “Liquidity and Going Concern” under Note 1 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2025, which stated that substantial doubt existed about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $288.4 million and $275.8 million as of September 30, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have historically obtained our clinical supply of our only product candidate, SP-102, and certain of the raw materials and packaging components used in SP-102, from a sole or single source supplier and manufacturer, and we may not be able to find an alternative source on commercially reasonable terms, or at all. In addition, if any such supplier or manufacturer fails to comply with FDA regulations, we may be subject to sanctions or delays caused by FDA-issued voluntary action indicated or official action indicated status.

Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate (NaHa), one of the excipients for SP-102, solely from Sanofi (f/k/a Genzyme Corporation) pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate finding a different manufacturer of NaHa to continue our clinical manufacturing, and upon FDA approval, commercial manufacturing of SP-102. There is also no guarantee that we will be able to commence a commercial launch of SP-102, as any such launch would be subject to regulatory approval, which we may not receive.

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

As of September 30, 2026, we have six full-time employees, including one employee who has an M.D. As a subsidiary of Scilex, we have been dependent upon the services provided by Scilex employees. As of September 30, 2026, Scilex has 29 full-time employees, including four employees who have M.D.s or Ph.D.s providing services to us. We will need to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

If the FDA does not conclude that our product candidate satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, pre-approval manufacturing inspection or if the requirements for our product candidate under Section 505(b)(2) are not as we expect, the approval pathway for our product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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

In addition, such directors and officers may own shares of common stock, par value $0.0001 per share (“Scilex Common Stock”) of Scilex, options to purchase shares of Scilex Common Stock or other Scilex equity awards. These individuals’ holdings of Scilex Common Stock, options to purchase shares of Scilex Common Stock or other equity awards of Scilex may be significant for some of these persons compared to these persons’ total assets. Their position at Scilex and the ownership of any Scilex equity or equity awards create, or may create, the appearance of conflicts of interest when these directors and officers are faced with decisions that could have different implications for Scilex than the decisions have for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Scilex and us regarding the terms of the agreements governing the transition services and the relationship thereafter between the companies. Potential conflicts of interest may also arise if we enter into commercial arrangements with Scilex in the future. As a result of these actual or apparent conflicts, we may be precluded from pursuing certain growth initiatives.

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

Scilex currently performs or supports many important corporate functions for our company. Our financial statements as of and for the periods ended September 30, 2026 and December 31, 2025 reflect charges for these services on an allocation basis. As a result, our financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority owned subsidiary of Scilex. In connection with the closing of the Business Combination, we entered into the Transition Services Agreement with Scilex, pursuant to which we will be able to utilize certain employees and other service providers of Scilex (including Scilex’s sales force) to operate our business, including with respect to the following business functions: finance, human resources, information systems, legal and administrative, R&D support and commercialization support. The services under the Transition Services Agreement will be provided for a period of three years on a cost plus 10% basis, provided that the service fees will not exceed $2.0 million per annum until all payments under the Scilex-Oramed Note have been paid in full in cash, and we will reimburse Scilex for its out-of-pocket fees, costs or expenses. We expect to incur other costs to replace the services and resources that will not be provided by Scilex. We will also incur additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Scilex. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an ERP system, while our systems are currently being fully supported by Scilex.

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

As of September 30, 2026, Scilex (together with certain of its subsidiaries) controls approximately 78.9% of the voting power of our company (excluding voting power represented by the Series A Preferred Stock held by Scilex), which means that, based on its percentage voting power controlled, Scilex will control the vote of all matters submitted to a vote of our stockholders. This control will enable Scilex to control the election of the members of our Board of Directors and all other corporate decisions. In particular, for so long as Scilex continues to own a majority of our Common Stock, Scilex will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us.

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

As of September 30, 2026, our directors, executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own, in the aggregate, approximately 94.6% of our outstanding voting stock (excluding voting power represented by the Series A Preferred Stock held by Scilex). This concentration of voting power may make it less likely that any other holder of Common Stock will be able to affect the way we are managed and could delay or prevent an acquisition of our company on terms that other stockholders may desire. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. See “Risk Factors — We are controlled by Scilex, whose interests may differ from those of our public shareholders” above for additional information regarding Scilex’s influence and control over us.

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

Risks Related to Artificial Intelligence

The development, adoption, and use of artificial intelligence (“AI”) technologies are rapidly transforming the life sciences industry, enabling faster data analysis, personalized medicine, and advancements in genomic services and sample management through machine learning and predictive modeling. However, the use of AI technologies by us or our vendors presents risks and challenges that could adversely impact our business. For example, disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Additionally, AI algorithms may be flawed and datasets in AI training, development and/or operations may be insufficient, of poor quality, or embed unwanted forms of bias. Outputs of AI systems may include hallucinations, bias or other forms of discrimination. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI enhanced solutions. If the recommendations, forecasts, or analyses that AI-powered applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The use of agentic AI models could take unanticipated actions, generate unauthorized code paths or initiate transactions that breach client policies, regulatory requirements or our internal controls, or produce outputs or take action that is incorrect, that reflects biases included in the training data that results in infringements on property rights of others or that is otherwise harmful. The autonomous nature of AI presents unique challenges, particularly regarding third-party systems which may operate in ways that are difficult to monitor. There is a risk that these autonomous systems could bypass internal system security, lack adequate third-party governance, or result in unauthorized access to data, including research and development data, data leakage, and non-compliance with applicable data privacy laws. These systems may also produce inaccurate outputs, leading to unintended operational decisions or outcomes. Further, if we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

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

Security breaches and cyberattacks are of particular concern with respect to cryptocurrency. Blockchain-based cryptocurrencies and the entities that provide services to participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. In October 2026, Binance issued a public announcement that approximately $6.3 billion in funds had been stolen from digital asset wallets held at Binance, and Binance temporarily suspended withdrawals in connection with this incident. A successful security breach or cyberattack could result in:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended September 30, 2026.

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File/Reg. No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-1	August 12, 2025

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 16, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-2	April 21, 2025

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 22, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc.	S-4	333-283019	Annex A-3	July 23, 2025

3.1	Restated Certificate of Incorporation of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.1	September 26, 2025

3.2	Certificate of Designations of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.2	September 26, 2025

3.3	Bylaws of Semnur Pharmaceuticals, Inc.	8-K	001-41351	3.3	September 26, 2025

10.1	Term Sheet, dated July 3, 2026, by and between Semnur Pharmaceuticals, Inc. and iHolding Group LLP.	10-Q	001-41351	10.1	August 10, 2026

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	Filed herewith

104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Semnur Pharmaceuticals, Inc.

Date: November 4, 2026	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Stephen Ma
Stephen Ma
Chief Financial Officer, Chief Operating Officer, Senior Vice President and Secretary (Principal Financial and Accounting Officer)